Form 10-K
period 1995-12-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1996-06-28
CIK 810623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended                     December 31, 1995
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              ------------------------  ------------------------

Commission file                    33-11907
               -----------------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS IV
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                        23-2440837
- - -------------------------------                           ----------------------
incorporation or organization                               (I.R.S. Employer
(State or other jurisdiction of                             Identification No.)

              SUITE 500, 1521 LOCUST STREET, PHILADELPHIA, PA 19102
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act:     8,285.7 Units
                                                           ---------------------

                      UNITS OF LIMITED PARTNERSHIP INTEREST
- - --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes ___  No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Units held by non-affiliates of the Registrant:
Not Applicable*
- - --------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1.  Business

                  a.     General Development of Business

                         Diversified  Historic  Investors IV ("Registrant") is a
limited partnership formed in 1987 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 8,285.7 units of limited partnership interest (the "Units").

                         Registrant  is presently  in its  operating  stage.  It
currently owns three properties or interests therein. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                         The following is a summary of significant  transactions
involving the Registrant's interests:

                         During  1994,  the  Registrant  converted  the Property
(Henderson Riverfront Apartments) owned by 700 Commerce Mall General Partnership, a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums ("the Units") and began offering the Units for sale. As of December 31, 1995, 33 of the 61 Units have been sold. See Part II.a. Properties - The Henderson Riverfront Apartments, for additional information.

                  a.     Financial Information about Industry Segments

                         The Registrant operates in one industry segment.

                  c.     Narrative Description of Business

                         Registrant  is in the business of  operating,  holding,
selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code") for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

                         Since the  Registrant's  inception,  all the properties
acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. All the properties are held for rental operations, except for the Henderson Riverfront Apartments which are being marketed for sale as condominiums. At this time it is anticipated that the other two properties will continue to be held for this purpose until such time as real property values begin to increase. At that time, the Registrant will re-evaluate its investment strategy regarding the properties.

                         As of December 31, 1995,  Registrant owned interests in
three properties, located in North Carolina (one), Pennsylvania (one), and Louisiana (one). In total, the properties contain 22 apartment units, and 28 condominium units used as rental units. As of December 31, 1995, 35 of the apartment and condominium units were under lease at monthly rental rates ranging from $460 to $910. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

                         The  Registrant  is  affected  by  and  subject  to the
general competitive conditions of the residential real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The properties held for rental by the Registrant are located in Philadelphia and North Concord, North Carolina. In both areas there are several similar historically certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market in any of the geographic areas in which the Registrant's properties are located. The apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base. In New Orleans, there are a few similar projects that are currently being marketed for sale. However, the financing that has been made available by the Registrant has given the Registrant a slight market advantage.

                         Registrant  has no employees.  Registrant's  activities
are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

                  d. Financial Information About Foreign and Domestic Operations and Export Sales.

                         See  Item 8.  Financial  Statements  and  Supplementary
Data.

Item 2.  Properties

                  As of the date hereof, Registrant owned three properties, or interests therein. A summary description of each property held at December 31, 1995 is given below.

                  a. The Henderson Riverfront Apartments - consists of 61 condominium units located at 700 Commerce Street, New Orleans, Louisiana. In July 1987, Registrant was admitted with a 95% general partner interest in 700 Commerce Mall General Partnership ("CMGP"), a Louisiana general partnership, for a cash contribution of $4,620,000. CMGP contracted to acquire and rehabilitate the Property for $4,520,000 ($89 per square feet ("sf") funded by the equity contribution. During 1994, CMGP entered into agreements converting the Henderson apartments into condominiums and began offering the Units for sale. The Units are being marketed and sold by an affiliate of the Registrant's co-general partner ("HRI"). The asking prices of the units range from $72,000 to $135,000, depending on size, configuration and location within the building. Funds will be necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and fees. During 1995 and 1994, these expenses were approximately $416,000 and $752,000, respectively and were funded from the sales proceeds. It is anticipated that any additional funds needed will be made available from the proceeds from sales. One of the difficulties in selling condos in today's market is the buyers' frequent inability to obtain financing. Most banks offering residential financing require that their loans meet Federal National Mortgage Association ("FNMA") requirements. One such requirement is that the condo unit being financed cannot be a part of a project in which 30% or more of the units are owned by investors. At conversion, the Henderson was owned 100% by CMGP, and, therefore, does not meet FNMA requirements. Because of this and similar market conditions, the seller, CMGP has provided financing for a large percentage of the units sold. All loans require a minimum 10% down payment, and all purchasers must be qualified by an independent mortgage brokerage company, using FNMA guidelines. The loans are collateralized by the condominium units and bear interest at rates ranging from 6 1/2% to 8 1/4%. The loans consist of two types, a 30-year fixed rate mortgage and a 7/23 loan. The interest rate on the 7/23 loan during the initial 7-year term will be fixed. Interest after the 7th anniversary of the loan will be reset at 250 basis points in excess of the 10-year Treasury Note as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap of 13.5%. Interest and principal are due monthly and all principal payments are based on a 30-year amortization schedule. As of December 31, 1995, 33 of the 61 Units have been sold for an aggregate amount of $3,524,090 ($2,356,090 net of selling expenses and capital expenditures, including those described above). It is anticipated that the remaining Units will be sold by July 1996. The Units sold ranged in price from $71,250 to $127,065. Of the Units sold, 24 of the 33 sellers opted for the seller provided financing with loans ranging from $62,700 to $181,900. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of CMGP. At December 31, 1995, 15 of the remaining 28 units were under lease (54%) at a monthly rental range of $500 to $910 as the units are being prepared for sale.

                         All  leases  are  renewable,   one-year   leases.   The
occupancy for the previous four years was 85% for 1994, 92% for 1993, 93% for 1992 and 90% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes at December 31, 1995, this property has a federal tax basis of $1,881,753 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $13,444 which is based on an assessed value of $124,650 taxed at a rate of $10.79 per $100. Real estate tax expense for CMGP in 1995 was lower due to the reimbursement of a portion of the year's taxes from the buyers of the Units. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                  b. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per sf) funded by the equity contribution. The Property is managed by BCMI. At December 31, 1995, 11 of the apartment units were under lease (92%) with monthly rents ranging from $550 to $765.
                                      -4-

                         All  leases  are  renewable,   one-year   leases.   The
occupancy for the previous four years was 88% for 1994, 78% for 1993, 73% for 1992 and 83% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $1,036,203 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $10,313 which is based on an assessed value of $124,800 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                  c. Locke Mill Plaza -consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in North Concord, North Carolina. In November 1988, Registrant acquired the units for $665,0000 funded by its equity contribution. Until September 1995, the Property was managed by an independent property management firm. At that time, BCMI took over management of the units. As of December 31, 1995, 9 of the units were under lease (90%) with monthly rates ranging from $460 to $515.

                         All  leases  are  renewable,   one-year   leases.   The
occupancy for the previous four years was 98% for 1994, 100% for 1993, 100% for 1992 and 100% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $614,229 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $4,887 which is based on an assessed value of $452,540 taxed at a rate of $1.08 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.  Legal Proceedings

                  a. To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that
48.3 units were sold or exchanged in 1995.

                  b. As of December 31, 1995, there were 990 record holders of Units.

                  c. In 1995 and 1994 Registrant made distributions in the amounts of $291,206 and $0 respectively, out of available cash flow.

Item 6.  Selected Financial Data

                  The following selected financial data are for the five years ended December 31, 1995. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                    1995               1994               1993                1992               1991
                                    ----               ----               ----                ----               ----
   Rental income             $    393,751        $    607,399       $    692,195       $    686,601        $    662,989
   Interest income                125,505              11,907              3,787              6,474               8,264
   Net (loss) earnings           (119,070)            528,832            (71,064)           (85,946)           (137,936)
   Net (loss) earnings             (13.03)              63.18              (7.72)            (10.27)             (16.48)
   per Unit
   Total assets (net of         6,095,438           6,479,965          5,637,971          5,763,685           6,165,469
   depreciation and
   amortization)
   Dividends (distribu-           291,206                  -0-                -0-           345,236             161,111
   tions)

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

                  (1)    Liquidity

                         At December 31, 1995, Registrant had total unrestricted
cash of $346,511. This balance is comprised of $19,854 held by the Registrant and $326,657 which is held by the properties in which the Registrant holds a majority interest. The Registrant expects that the $326,657 plus the cash generated from operations at each property and sales of the Units at CMGP will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the properties, the Registrant distributed $277,000 to the limited partners in March 1995. The Registrant is not aware of any additional sources of liquidity.

                         As of December 31, 1995, Registrant had restricted cash
of $366,524 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance and unpaid conversion fees. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                         HRI, the Partnership's  co-general  partner in CMGP, is
to be paid a 10% conversion fee (the "Conversion Fee") on the sale of any Unit at or above the agreed-upon sales price. Such fee is payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 Units shall be deferred and paid as follows:

                         (i)   $125,000 at the closing of the 31st unit

                         (ii) the remaining portion ("the Remainder") at the rate of 5% of the Remainder at the closing of the sale of each of the 42nd through 61st Units

In October 1995, the 31st unit was sold and the $125,000 was earned by HRI of which $100,000 has been paid to HRI. The Remainder, amounting to $240,468 related to the sale of the first 31 units is included in restricted cash. The conversion fees from the sales of units 31, 32 and 33 in the amount of $34,025 are included in accounts payable - related party as of December 31, 1995 along with $25,000 from the first 31 units which has not yet been paid to HRI. In addition, HRI will be paid a selling commission equal to 3.5% of the selling price of each Unit. Commissions paid to HRI during 1994 and 1995 were $73,417 and $49,499, respectively.

                  (2)    Capital Resources

                         Due to the recent  rehabilitations  of the  properties,
any capital expenditures needed are generally replacement items and are funded out of cash from operation or replacement reserves, if any. At the Henderson Apartments, funds will be necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and fees. During 1995 and 1994, these expenses were approximately $416,000 and $752,000, respectively and were funded by sales proceeds. It is anticipated that any additional funds needed will be available from the proceeds from sales. Other than the above, the Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investments for the foreseeable future

                         Statement of Cash Flows

                         Net cash (used in)  provided  by  operating  activities
amounted to ($9,139) in 1995  compared to $178,996 in 1994 and $120,860 in 1993.
The decrease from 1994 to 1995 and the increase from 1993 to 1994 is mainly due to the sale of Units at the Henderson partially offset by an increase in deferred income. The decrease from the sales is due to a decrease in the gain on the sales and an overall decrease in operating activities. The increase in deferred income is due to insurance proceeds received but not expended relating to flood damage at the Henderson.

                         Net cash (used in) provided by investing activities was
($4,423)  in 1995  compared  to  $306,800  in 1994 and  ($59,361)  in 1993.  The
decrease from 1994 to 1995 and the increase from 1993 to 1994 is mainly due to the sale of Units and capital expenditures at the Henderson. Capital expenditures increased from 1993 to 1994 and decreased from 1994 to 1995 while the sales proceeds decreased from 1994 to 1995 due to higher costs associated with the sales.

                         Net cash used in financing  activities  was $291,206 in
1995 compared to $0 in 1994 and $8,000 in 1993. The increase from 1994 to 1995 and the decrease from 1993 to 1994 is due to the cash distributions made by the Registrant in 1995 and 1993. In 1993, in anticipation of a distribution to both the limited and General Partner, the General Partner received $8,000. The distribution was delayed until 1995. At that time the limited partners received a distribution in the amount of $269,286 while the General Partner received its portion less the $8,000 previously received.

                         Results of Operations

                         During 1995, Registrant incurred a net loss of $119,070
($13.03 per limited partnership unit) compared to income of $528,832 ($63.18 per limited partnership unit) in 1994 and a net loss of $71,000 ($7.72 per limited partnership unit) in 1993. Included in the loss for 1995 is a gain of $33,305 due to the sale of Units at the Henderson. Included in income in 1994 is a gain of $652,000 due to the sale of Units at the Henderson. In March 1995, the Registrant distributed approximately $277,000 to the limited partners and General Partner.

                         Rental  income  decreased  from  $692,195  in  1993  to
$607,399  in 1994 to  $393,751 in 1995.  The  decrease  from 1994 to 1995 is the result of a decrease in rental income at Henderson due to the sale of Units, partially offset by an increase at one of the other properties due to an increase in average occupancy. There was also a decrease in average occupancy at the Henderson in the units not sold, as they are being prepared for sale. The decrease from 1993 to 1994 is the result of a decrease in rental income at Henderson due to the sale of Units, partially offset by an increase in rental income at Brass Works due to an increase from 1994 to 1995 in average occupancy (78% to 88%).

                         Interest  income  increased  from  $3,787  in  1993  to
$11,907  in 1994 to  $125,505  in 1995.  The  increase  from 1994 to 1995 is the result of a combination of an increase in interest earned on deposits due to a higher average cash balance and an increase in interest earned on notes receivable. The increase from 1993 to 1994 is the result of an interest earned on the notes receivable in connection with the sale of Units at the Henderson.

                         Rental  operations  expense  increased from $371,715 in
1993 to $403,438 in 1994 to and decreased to $385,284 in 1995. The decrease from 1994 to 1995 is the result of an increase in marketing expenses at Henderson due to the sales of Units and an increase in condominium fees partially offset by an overall decrease in operating expenses. In addition, commissions expense and wages and wages and salaries at Locke Mill. The increase from 1993 to 1994 is due to condominium fees expense at the Henderson which was condominiumized in 1994, and an increase in rental commissions expense at one of the other properties due to a higher turnover of units, partially offset by an overall decrease in operating expenses at all of the properties due to operational efficiencies achieved at the properties.

                         General  and  administrative  expenses  decreased  from
$128,981 in 1993 to $108,000 in 1994 and remained constant to $108,000 in 1995.

                         Depreciation  and amortization  expense  decreased from
$266,350 in 1993 to $231,677 in 1994 to $178,347 in 1995. The decrease from 1994 to 1995 and from 1993 to 1994 is due to the sale of Units at Henderson resulting in a lower balance on which depreciation is calculated.

                         In  1995,  income  of  $3,000  was  recognized  at  the
Registrant's three properties compared to income of $666,000 in 1994 and income of $71,000 in 1993. Included in income in 1995 and 1994 is a gain of $33,000 and $652,000, respectively, due to the sale of Units at the Henderson. A discussion of property operations/activities follows:

                         In 1995, Registrant recognized income of $24,000 at The
Henderson Riverfront Apartments including depreciation expense of $89,000 compared to income of $689,000, including depreciation expense of $142,000 in 1994 and income of $110,000 including depreciation expense of $173,000 in 1993. Included in income in 1995 is an extraordinary gain of $33,000 related to the sale of Units. In 1995, the Henderson incurred a net loss of $9,000 exclusive of the gain related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the income decrease from 1994 to 1995 resulted from a decrease in rental income and the related operating expenses due to the sale of Units. The loss was partially offset by an increase in marketing expenses related to the sale of Units and an increase in condominium fees. There was also a decrease in average occupancy in the units not sold, as they are being prepared for sale. Included in income in 1994 is $652,000 of gain related to the sale of Units. Overall income, exclusive of the gain resulting from the sale of Units, decreased from 1993 to 1994, due to a decrease in rental income due to the sale of Units and the payment of monthly condominium fees for the Units still owned by CMGP which was condominiumized in 1994.

                         In 1995 Registrant incurred a loss of $22,000 including
$48,000 in depreciation expense at the Brass Works, compared to a loss of $30,000 including $48,000 depreciation expense in 1994 and a loss of $41,000, including $51,000 of depreciation expense in 1993. The decreased loss from 1994 to 1995 relates to an increase in rental income due to an average higher occupancy at the property. The decreased loss from 1993 to 1994 is the result of an increase in rental income due to higher occupancy experienced, partially offset by an increase in commissions expense which directly relates to the increase in occupancy. Registrant anticipates that the property's results of operations for 1996 will be similar to those experienced during 1995.

                         In 1995,  Registrant  recognized  income  of  $1,000 at
Locke Mill Plaza including $26,000 of depreciation expense, compared to income of $7,000 including $26,000 of depreciation expense in 1994 and income of $2,000, including $26,000 of depreciation expense in 1993. The decrease in income from 1994 to 1995 is the result of an increase in commissions expense and wages and salaries. The increases are due to the change in management companies at the property. The increase in income from 1993 to 1994 is the result of an increase in rental income due to higher average rents combined with a decrease in certain operating expenses due to operational efficiencies achieved at the property. Registrant expects that the property's results of operations for 1996 will be similar to those experienced during 1995.

                         Effective January 1, 1995, the Partnership  adopted the
provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8.  Financial Statements and Supplementary Data

                  Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                          Independent Auditor's Report



To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 24 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 5, 1996

                        DIVERSIFIED HISTORIC INVESTORS IV
                        ---------------------------------
                             (a limited partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------


Consolidated financial statements:                                       Page
                                                                         ----

     Consolidated Balance Sheets at December 31, 1995 and 1994            13

     Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1994 and 1993                                     14

     Consolidated Statements of Changes in Partners' Equity for
     the Years Ended December 31, 1995, 1994, and 1993                    15

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1994, and 1993                                    16

     Notes to consolidated financial statements                           17-23

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation               24

     Notes to Schedule XI                                                 25










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                             (a limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           December 31, 1995 and 1994

                                     Assets
                                     ------

                                                  1995               1994
                                                --------           --------

Rental properties at cost:
     Land                                     $   297,724        $   411,954
     Buildings and improvements                 4,246,803          5,343,568
     Furniture and fixtures                        21,000             21,000
                                               ----------         ----------

                                                4,565,527          5,776,522
     Less - accumulated depreciation           (1,285,912)        (1,399,309)
                                               ----------         ----------

                                                3,279,615          4,377,213

Cash and cash equivalents                         346,511            651,279
Restricted cash                                   366,524            259,753
Notes receivable                                2,099,457          1,142,478
Other assets                                        3,331             49,242
                                               ----------         ----------

                  Total                       $ 6,095,438        $ 6,479,965
                                               ==========         ==========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
     Accounts payable:
          Trade                               $   244,984        $   332,549
          Related parties                          59,725             19,239
     Deferred income                               81,777                 -0-
     Tenant security deposits                      13,093             22,042
                                               ----------         ----------

                  Total liabilities               399,579            373,830
                                               ----------         ----------

Partners' equity                                5,695,859          6,106,135
                                               ----------         ----------

                  Total                       $ 6,095,438        $ 6,479,965
                                               ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993



                                              1995         1994        1993
                                           ----------  -----------  ----------

Revenues:
     Rental income                         $  393,751  $   607,399  $  692,195
     Gain on sale of units                     33,305      652,641          -0-
     Interest income                          125,505       11,907       3,787
                                            ---------   ----------   ---------

                Total revenues                552,561    1,271,947     695,982
                                            ---------   ----------   ---------

Costs and expenses:
     Rental operations                        385,284      403,438     371,715
     General and administrative               108,000      108,000     128,981
     Depreciation and amortization            178,347      231,677     266,350
                                            ---------   ----------   ---------

                Total costs and expenses      671,631      743,115     767,046
                                            ---------   ----------   ---------

Net (loss) income                         ($  119,070) $   528,832 ($   71,064)
                                            =========   ==========   =========

Net (loss) income per limited partnership
unit:                                     ($    13.03) $     63.18 ($     7.72)
                                            =========   ==========   =========

   The accompanying notes are an integral part of these finanical statements.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                             (a limited partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
             ------------------------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                         Dover Historic   Limited
                                         Advisors III (1) Partners (2)  Total
                                         ---------------  -----------  --------

Percentage participation in profit or loss      1%            99%        100%
                                                ==            ===        ====

Balance at December 31, 1992                 (86,349)    5,742,716   5,656,367

Net loss                                        (711)      (70,353)    (71,064)

Distribution to partners                      (8,000)            0      (8,000)
                                            --------    ----------  ----------

Balance at December 31, 1993                 (95,060)    5,672,363   5,577,303

Net income                                     5,288       523,544     528,832
                                            --------    ----------  ----------

Balance at December 31, 1994                 (89,772)    6,195,907   6,106,135

Net loss                                      (1,191)     (117,879)   (119,070)

Distribution to partners                     (21,921)     (269,285)   (291,206)
                                            --------    ----------  ----------

Balance at December 31, 1995              ($ 112,884)  $ 5,808,743 $ 5,695,859
                                            ========    ==========  ==========



(1) General Partner.

(2) 8,285.7 limited partnership units outstanding at December 31, 1995, 1994, and 1993.

   The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993

                                               1995         1994        1993
                                            ----------  ----------- -----------

Cash flows from operating activities:
     Net (loss) income                   ($   119,070)  $   528,832 $   (71,064)
     Adjustments to reconcile net loss
       to net cash used in operating
       activities:
Gain on sale of units                         (33,305)     (652,641)        -0-
Depreciation and amortization                 178,347       231,677     266,350
Changes in assets and liabilities:
     Increase in restricted cash             (106,771)     (192,992)    (27,751)
     Decrease (increase) in other assets       45,911       (49,042)        (25)
     (Decrease) increase in accounts
      payable - trade                         (87,565)      316,174      (1,703)
     Increase (decrease) in accounts
      payable - related parties-               40,486        17,336     (45,571)
     Increase in deferred income               81,777           -0-         -0-
     (Decrease) increase in tenant
      security deposits                        (8,949)      (20,348)        624
                                          -----------   ----------- -----------
           Net cash (used in) provided
           by operating activities:            (9,139)      178,996     120,860
                                          -----------   ----------- -----------
Cash flows from investing activities:
     Capital expenditures                    (415,718)     (751,820)    (59,361)
     Decrease in notes receivable              20,546           -0-         -0-
     Proceeds from sale of units              390,749     1,058,620         -0-
                                          -----------   ----------- -----------
           Net cash (used in) provided
           by investing activities             (4,423)      306,800     (59,361)
                                          -----------   ----------- -----------
Cash flows from financing activities:
     Distribution to partners                (291,206)          -0-      (8,000)
                                          -----------   ----------- -----------
           Net cash used in financing
           activities                        (291,206)          -0-      (8,000)
                                          ===========   =========== -----------

(Decrease) increase in cash and cash
 equivalents                                 (304,768)      485,796      53,499
Cash and cash equivalents at beginning
 of year                                      651,279       165,483     111,984
                                          -----------   ----------- -----------
Cash and cash equivalents at end of year  $   346,511   $   651,279 $   165,483
                                          ===========   =========== ===========

Supplemental Schedule of Non-Cash
Investing Activities:
  Net assets transferred                  $ 1,626,713   $ 1,471,723         -0-
  Notes receivable received from the
  sale of Units                               977,525     1,142,478         -0-

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                             (a limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - ORGANIZATION

Diversified Historic Investors IV (the "Partnership") was formed in January 1987, with Dover Historic Advisors III (a general partnership whose partners are Mr. Gerald Katzoff and DHP, Inc.,) as the General Partner and DHP, Inc., (formerly Dover Historic Properties, Inc.,) as the limited partner. Upon the admittance of additional limited partners, the initial limited partner withdrew.

The Partnership was formed to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which were eligible for designation as such, utilizing the net proceeds from the sale of limited partnership units. Any rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefor as "qualified rehabilitation expenditures" as defined in the Code.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.       Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of one subsidiary partnership (the "Venture"), in which the Partnership has a controlling interest, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for the year.

2.       Costs of Issuance

Costs incurred in connection with the offering and sale of limited partnership units were charged against partners' equity as incurred.

3.       Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

4.       Net Loss Per Limited Partnership Unit

The net income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (8,285.7 in 1995, 1994, and 1993).

5.       Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.       Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.       Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 1995, uninsured funds held at one institution approximate $348,000.

8.       Restricted Cash

Restricted cash includes amounts held for tenant security deposits, real estate tax reserves and other cash restricted as to use.

9.       Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

10.      Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31, 1995.

11.      New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

12.      Notes Receivable

The notes receivable are mortgage notes arising from seller - provided financing on the Units sold at one of the Partnership's properties. The notes are collateralized by the condominium units and bear interest at rates ranging from 6 1/2% to 8 1/4%. The notes consist of two types, a 30-year fixed rate mortgage and a 7/23 loan. The interest rate on the 7/23 loan during the initial 7-year term will be fixed. Interest after the 7th anniversary of the loan will be reset at 250 basis points in excess of the 10-year Treasury Note as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap of 13.5%. Interest and principal are due monthly and all principal payments are based on a 30-year amortization schedule. Interest income is recognized as interest becomes due.

NOTE C - PARTNERSHIP AGREEMENT

The  Significant  terms  of  the  amended  and  restated  Agreement  of  Limited
Partnership (the "Agreement"), as they relate to the financial statements, follow:

The Agreement provides that beginning with the date of the admission of subscribers as limited partners, all distributable cash from operations (as defined) will be distributed 90% to the limited partners and 10% to the General Partner. In 1993, in anticipation of a distribution to both the limited and General Partner, the General Partner received $8,000. The distribution was delayed until 1995. At that time the limited partners received a distribution in the amount of $269,286 while the General Partner received their portion less the $8,000 previously received.

All distributable cash from sales or dispositions (as defined) will be distributed to the limited partners up to their original capital contributions plus an amount equal to six percent of their original capital contributions per annum on a cumulative basis, less the sum of all prior distributions to them; thereafter, after receipt by the general partner or its affiliates of any accrued but unpaid real estate brokerage commissions, the balance will be distributed 15% to the general partner and 85% to the limited partners.

Net income or loss from operations of the Partnership is allocated one percent to the general partner and 99% to the limited partners.

Pursuant to certain agreements, the developer of one property, and the partner in the Venture, are entitled to share in the following:

         a. 46% of net cash flow from operations after the Partnership receives its priority distribution (as defined).

         b. 25% of the net proceeds (as defined) from the sale or refinancing of the property. The Partnership is entitled to a priority distribution of such proceeds prior to any payment to the developer.

NOTE D - ACQUISITIONS

The Partnership acquired two properties and one general partnership interest in the Venture during the period from May 1987 to November 1988, as discussed below.

In May 1987, the Partnership purchased a three story building located in Philadelphia, Pennsylvania consisting of 12 apartment units. The cost to acquire and rehabilitate this property was approximately $1,200,000.

In July 1987, the Partnership was admitted, with a 95% general partnership interest, to a Pennsylvania general partnership which owns a building located in New Orleans, Louisiana consisting of 61 apartment units, for cash contributions of $4,620,000.

In November 1988, the Partnership purchased a building located in North Concord, North Carolina, consisting of 10 condominium units, for $665,000.

NOTE  E - TRANSACTIONS WITH RELATED PARTIES

The following is a summary of transactions with related parties of the Partnership and the General Partner:

         Historic Restoration, Inc. ("HRI"), the Partnership's co-general partner in Commerce Mall General Partnership ("CMGP"), is to be paid a 10% conversion fee (the "Conversion Fee") on the sale of any Unit at or above the agreed-upon sales price. Such fee is payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 Units shall be deferred and paid as follows:

                  (i)   $125,000 at the closing of the 31st unit

                  (ii) the remaining portion ("the Remainder") at the rate of 5% of the Remainder at the closing of the sale of each of the 42nd through 61st Units

         In October 1995, the 31st unit was sold and the $125,000 was earned by HRI of which $100,000 has been paid to HRI. The Remainder, amounting to $240,468 related to the sale of the first 31 units is included in restricted cash. The conversion fees from the sales of units 31, 32 and 33 in the amount of $34,025 are included in accounts payable - related party as of December 31, 1995 along with $25,000 from the first 31 units which has not yet been paid to HRI. In addition, HRI will be paid a selling commission equal to 3.5% of the selling price of each Unit. Commissions paid to HRI during 1994 and 1995 were $73,417 and $49,499, respectively.

NOTE F - SALE OF UNITS AT HENDERSON

During 1994, CMGP entered into agreements converting the Henderson apartments into condominiums and began offering the Units for sale. The Units are being marketed and sold by an affiliate of the Registrant's co-general partner
("HRI"). The asking prices of the units range from $72,000 to $135,000, depending on size, configuration and location within the building. Funds will be necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and fees. During 1995 and 1994, these expenses were approximately $416,000 and $752,000, respectively and were funded by sales proceeds. It is anticipated that any additional funds needed will be available from the proceeds from sales.

CMGP has provided financing for a large percentage of the units sold. All loans require a minimum 10% down payment, and all purchasers must be qualified by an independent mortgage brokerage company, using FNMA guidelines (see Note B, paragraph 12 Notes Receivable. As of December 31, 1995, 33 of the 61 Units have been sold. The Units sold ranged in price from $71,250 to $127,065. Of the Units sold, 24 of the 33 sellers opted for the seller provided financing. The Partnership recognized a gain of $33,305 and $652,641 in 1995 and 1994, respectively, based on the selling price less the original cost of the unit plus any improvements, selling costs and fees.

NOTE G - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of net loss and partners' equity follows:

                                         For the Years Ended December 31,
                                   --------------------------------------------
                                      1995             1994              1993
                                   ---------         --------         ---------

Net (loss) income - book         ($  119,070)       $  528,832       $  (71,064)
Excess of book over tax
 depreciation                         36,354            54,195           79,417
Gain on sale of units                 (2,817)         (324,105)               0
Timing differences                    (8,570)           (1,933)            (250)
Minority interest (tax only)          (1,327)          (19,802)          (8,461)
                                   ---------         ---------        ---------
Net (loss) income - tax          ($   95,430)       $  237,187       $     (358)
                                   =========         =========        =========


                                         For the Years Ended December 31,
                                   --------------------------------------------
                                      1995             1994              1993
                                   ---------        ----------        ---------
Partners' equity - book           $5,695,859        $6,106,135       $5,577,303
Costs of issuance                  1,077,141         1,077,141        1,077,141
Cumulative tax over book loss       (273,679)         (297,318)          (5,673)
                                   ---------         ---------        ---------
Partners' equity - tax            $6,499,321        $6,885,958       $6,648,771
                                   =========         =========        =========

                            SUPPLEMENTAL INFORMATION

                                                      DIVERSIFIED HISTORIC INVESTORS IV
                                                      ---------------------------------
                                                            (a limited partnership)


                                           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1995


                                                       Costs
                                                     Capitalized
                                                      Subsequent              Gross Amount at which Carried at
                    Initial Cost to Partnership(b)  to Acquisition                  December 31, 1995
                    -----------------------------   --------------                  -----------------
                                 Buildings                             Buildings
                                    and                                   and                      Accumulated    Date of     Date
Description (a)        Land    Improvements  Improvements  Land       Improvements   Total (c)(d)  Depr. (d)(e)  Constr.(a) Acquired
- - ---------------        ----    ------------  ------------  ----       ------------   ------------  ------------  ---------- --------
12 apartment units
in Philadelphia, PA   $ 54,000    $1,209,858    -         $54,000      $1,209,858     $1,263,858      $371,484      1988    5/22/87

61 apartment units
in New Orleans, LA*    500,000     4,410,360   59,361     223,400       2,365,423      2,588,823       720,522   1987-1988   7/2/87

10 apartment units
in North Concord, NC    20,324       692,522    -          20,324         692,522        712,846        93,906      1988   11/30/88
                    ----------------------------------------------   ------------   ------------  -----------
                      $574,324    $6,312,740  $59,361    $297,724      $4,267,803     $4,565,527    $1,285,912
                    ==============================================   ============   ============   ===========

                      *    As of December 31, 1995 there were 28 remaining units.

                                      -24-

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                             (a limited partnership)

                              NOTES TO SCHEDULE XI
                              --------------------

                                December 31, 1995

(A) All three properties are certified historic structures as defined in the Internal Revenue Code of 1986. The "date of construction" refers to the period in which such properties were rehabilitated.

(B)      Includes   development/rehabilitation   costs   incurred   pursuant  to
         development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 1995, for Federal income tax purposes is approximately $3,769,810. The depreciable basis of buildings and improvements is further reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)      Reconciliation of real estate:

                                       1995          1994          1993
                                   -----------   -----------   -----------
Balance at beginning of year       $ 5,776,522   $ 6,496,425   $ 6,887,064
Additions during the year:
     Improvements                      415,718       751,820        59,361
Deductions during the year:
     Sale of units                  (1,626,713)   (1,471,723)          -0-
                                   -----------   -----------   -----------
Balance at end of year             $ 4,565,527   $ 5,776,522   $ 6,946,425
                                   ===========   ===========   ===========

Reconciliation of accumulated
depreciation:

                                       1995          1994          1993
                                   -----------   -----------   -----------
Balance at beginning of year       $ 1,399,309   $ 1,540,898   $ 1,274,548
Depreciation expense for the year      178,347       231,677       266,350
Sale of units                         (291,744)     (373,266)          -0-
                                   -----------   -----------   -----------
Balance at end of year             $ 1,285,912   $ 1,399,309   $ 1,540,898
                                   ===========   ===========   ===========

(E) See Note B to the consolidated financial statements for depreciation methods and lives.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure

                  None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

                  a. Identification of Directors - Registrant has no directors.

                  b. Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors III (DoHA-III), a Pennsylvania general partnership. The partners of DoHA-III are as follows:

Name                       Age   Position     Term of Office   Period Served
- - ----                       ---   --------     --------------   -------------

Gerald Katzoff             48    Partner in   No fixed term    Since January
                                 DoHA-III                      1987

DHP, Inc.                  --    Partner in   No fixed term    Since January
(Formerly Dover Historic         DoHA-III                      1987
Properties, Inc.)

                  For further description of DHP, Inc., see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

                  c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by a property management and partnership administration firm.

                  d. Family Relationships. There is no family relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

                  e. Business Experience. DoHA-III is a general partnership formed in 1987. The partners of DoHA-III are DHP, Inc. and Gerald Katzoff. The General Partner is responsible for the management and control of the Registrant's affairs and has general responsibility and authority in conducting its operations.

                  Gerald Katzoff (age 48) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Mr. Katzoff is a former President and director of D, LTD., (formerly The Dover Group, Ltd., the corporate parent of DHP, Inc.).

                  Dover Historic Properties, Inc. was incorporated in Pennsylvania in December 1984 for the purpose of sponsoring investments in, rehabilitating, developing and managing historic (and other) properties. In February 1992, Dover Historic Properties, Inc.'s name was changed to DHP, Inc. DHP, Inc. is a subsidiary of The Dover Group, Ltd., an entity formed in 1985 to act as the holding company for DHP, Inc. and certain other companies involved in the development and operation of both historic properties and conventional real estate as well as in financial (non-banking) services. In February 1992, Dover Group's name was changed.

                  The executive officers, directors, and key employees of DHP, Inc. are described below.

                  Michael J. Tuszka (age 49) was appointed Chairman of DHP, Inc. and D, LTD. on January 27, 1993. Mr. Tuszka has been associated with DHP, Inc. and its affiliates since 1984.

                  Donna M. Zanghi (age 39) was appointed Secretary/Treasurer of DHP, Inc. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                  Michele F. Rudoi (age 31) was appointed on January 27, 1993 as Assistant Secretary of both D, LTD and DHP, Inc.

Item 11. Executive Compensation

                  a. Cash Compensation - During 1995, Registrant paid no cash compensation to DoHA-III, any partner therein or any person named in paragraph
c. of Item 10.

                  b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                  c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1995 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

                  d. Compensation of Directors - Registrant has no directors.

                  e. Termination of Employment and Change of Control Arrangement
- - -  Registrant  has no  compensatory  plan or  arrangement,  with  respect to any individual,  which results or will result from the  resignation or retirement of any  individual,  or  any  termination  of  such  individual's  employment  with
Registrant  or from a change  in  control  of  Registrant  or a  change  in such individual's responsibilities following such a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units.

                  b. Security Ownership of Management - No equity security of Registrant are beneficially owned by any person named in paragraph c. of Item 10.

                  c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13. Certain Relationships and Related Transactions

                  Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 1995, 1994 and 1993, was $21,921, $0, and $8,000, respectively.

                  a.  Certain   Business   Relationships  -  Registrant  has  no
directors.

                  b. Indebtedness of Management - No employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                     PART IV


Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              1.     Financial Statements:

                 a.  Consolidated  Balance Sheets at December 31, 1995 and 1994.

                 b. Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

                 c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993.

                 d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

                 e.  Notes to consolidated financial statements.

              2.     Financial statement schedules:

                 a.  Schedule XI - Real Estate and Accumulated Depreciation.

                 b.  Notes to Schedule XI.

              3.     Exhibits:

              (a)    Exhibit Number                    Document
                     --------------                    --------

                          3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 1 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

                         21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

              (b)   Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended December 31, 1995.

              (c)   Exhibits:

                    See Item 14(A)(3) above.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIVERSIFIED HISTORIC INVESTORS IV -
                               INCOME FUND

Date: June 26, 1996            By:  Dover Historic Advisors III, General Partner
      -------------



                                      By:       /s/ Gerald Katzoff
                                         -----------------------------------
                                            GERALD KATZOFF,
                                            Partner


                                      By:       /s/ Michele F. Rudoi
                                          ----------------------------------
                                            MICHELE F. RUDOI,
                                            Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                Signature                   Capacity               Date
                ---------                   --------               ----

DOVER HISTORIC ADVISORS III             General Partner


      By:       /s/ Gerald Katzoff
           --------------------------                         June 26, 1996
           GERALD KATZOFF,                                    -------------
           Partner


      By:       /s/ Michele F. Rudoi                          June 26, 1996
           ---------------------------                        -------------
           MICHELE F. RUDOI,
           Assistant Secretary