Form 10-Q
period 1996-03-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1996-07-02
CIK 810623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                   33-11907
                       ---------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS IV
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          23-2440837
- -------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                              Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

                                       N/A
- --------------------------------------------------------------------------------

   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             Consolidated Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1995 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

               (1)  Liquidity

                    As of March 31, 1996, Registrant had total unrestricted cash of $169,462. This balance is comprised of $3,869 held by the Registrant and $165,593 which is held by the properties in which the Registrant holds a majority interest. The Registrant expects that the $165,593 plus the cash generated from operations at each property and sales of the units at Commerce Mall General Partnership ("CMGP") will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

                    As of March 31, 1996, Registrant had restricted cash of $262,783 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    During 1994, the Registrant converted the property (Henderson Riverfront Apartments) owned by 700 Commerce Mall General Partnership, a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums ("the Units") and began offering the Units for sale. As of March 31, 1996, 39 of the 61 units have been sold with 6 sales occurring in the first quarter of 1996.

                    Historic Restoration Inc. ("HRI"), the Registrant's co-general partner in CMGP, is to be paid a 10% conversion fee (the "Conversion fee") on the sale of any Unit at or above the agreed-upon sales price. Such fee is payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 units shall be deferred and paid as follows:

                    (i)      $125,000 at the closing of the 31st unit

                    (ii) the remaining portion (the "Remainder") at the rate of 5% of the Remainder at the closing of the sale of each of the 42nd through the 61st Units

In October 1995, the 31st unit was sold and the $125,000 was earned by HRI of which $100,000 has been paid to HRI. The remaining $228,422 related to the sale of the first 31 units is included in restricted cash. The conversion fee from the sale of unit 39 is included in accounts payable - related party as of March 31, 1996 along with $25,000 from the first 31 units which has not yet been paid to HRI. In addition, HRI will be paid a selling commission equal to 3.5% of the selling price of each Unit. Commissions paid to HRI during the first quarters of 1996 and 1995 were $18,916 and $15,698, respectively.

               (2)  Capital Resources

                    Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. At the Henderson Apartments, funds will be necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs and fees. During the first quarter of 1996 and 1995, these expenses were approximately $25,983 and $38,158, respectively, and were funded by sales proceeds. It is anticipated that any additional funds needed will be available from the proceeds of sales. Other than the above, the Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                    During the first quarter of 1996, Registrant recognized income of $5,992 ($.72 per limited partnership unit) compared to income of $120,881 ($14.44 per limited partnership unit) for the same period in 1995.

                    Rental income decreased $48,542 from $114,024 in the first quarter of 1995 to $65,482 in the same period in 1996. The decrease in rental income is the result of a decrease in rental income at Henderson due to the sale of Units, partially offset by an increase at the Brass Works due to an increase in average occupancy.

                    Interest income increased $34,192 from $21,458 in the first quarter of 1995 to $55,650 in the same period in 1996. The increase is the result of increase in interest earned on notes receivable.

                    Expense for rental operations decreased by $9,119 from $98,859 in the first quarter of 1995 to $89,740 in the same period in 1996. The increase is the result of an increase in commissions and wages and salaries at Locke Mill due to a change in the management company in September 1996, an increase in commissions at Brass Works due to the increase in average occupancy at the property and an increase in marketing expenses at the Henderson due to the sale of Units.

                    Expense for general and administrative expenses increased by $20,000 from $27,000 in the first quarter of 1996 to $47,000 in the same period in 1996. The increase is due to General Partner fees paid in the first quarter of 1996. None were paid in the first quarter of 1995.

                    Depreciation and amortization expense decreased $5,889 from $43,110 in the first quarter of 1995 to $37,221 in the same period in 1996. The decrease is due to the sale of Units at Henderson resulting in a lower balance on which depreciation is calculated.

                    Income recognized during the quarter at the Registrant's three properties amounted to $37,000, compared to income of approximately $148,000 for the same period in 1995. Included in income in the first quarter of 1996 and 1995 are extraordinary gains of $59,000 and $154,000, respectively, related to the sale of Units.

                    In the first quarter of 1996, Registrant recognized income of $51,000 at The Henderson Apartments including $15,000 of depreciation, compared to income of $158,000 in the first quarter of 1995, including $25,000 of depreciation expense. Included in income in the first quarter of 1996 and 1995 are extraordinary gains of $59,000 and $154,000, respectively, related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the property would have recognized a loss of $8,000 in the first quarter of 1996 compared to income of $4,000 in the same period on 1995. The decrease in net income is a result of a decrease in rental income and an increase in marketing expenses partially offset by an increase in interest income. The decrease in rental income and the increase in marketing expenses is due to the sale of Units The increase in interest income is the result of increase in interest earned on the notes receivable.

                    In the first quarter of 1996, Registrant incurred a loss of $12,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $15,000 including $12,000 of depreciation expense in the first quarter of 1995. The decrease in the loss is due to an increase in average occupancy partially offset by an increase in commissions due to the increase in occupancy. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the first quarter of 1996.

                    In the first quarter of 1996, Registrant incurred a loss of $2,000 at the Locke Mill Plaza, including $6,000 of depreciation expense, compared to income of $5,000 including $6,000 of depreciation expense in the first quarter of 1995. The decrease in net income is the result of an increase in commissions and wages and salaries due to a change in the management company in September 1995. Registrant anticipates that operating results in the following quarters will be comparable to those experienced in the first quarter of 1996.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------

                                      March 31, 1996  December 31, 1995
                                      --------------  -----------------
                                       (Unaudited)
Rental properties, at cost:
   Land                                 $   244,979       $   297,724
   Buildings and improvements             3,745,639         4,246,803
   Furniture and fixtures                    21,000            21,000
                                        -----------       -----------

                                          4,011,618         4,565,527
   Less - Accumulated depreciation       (1,178,920)       (1,285,912)
                                        -----------       -----------
                                          2,832,698         3,279,615

Cash and cash equivalents                   169,462           346,511
Restricted cash                             262,783           366,524
Notes receivable                          2,405,481         2,099,457
Other assets                                194,723             3,331
                                        -----------       -----------

        Total                           $ 5,865,147       $ 6,095,438
                                        ===========       ===========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Accounts payable:
        Trade                                24,607           244,984
        Related parties                      46,825            59,725
   Deferred income                           81,777            81,777
   Tenant security deposits                  10,083            13,093
                                        -----------       -----------

        Total liabilities                   163,292           399,579
                                        -----------       -----------

Partners' equity                          5,701,855         5,695,859
                                        -----------       -----------

        Total                           $ 5,865,147       $ 6,095,438
                                        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                Three months     Three months
                                                   ended            ended
                                                  March 31,        March 31,
                                                    1996             1995
                                                    ----             ----
Revenues:
   Rental income                                  $ 65,482          $114,024
   Gain on sale of units                            58,821           154,368
   Interest income                                  55,650            21,458
                                                  --------          --------

        Total revenues                             179,953           289,850
                                                  --------          --------

Costs and expenses:
   Rental operations                                89,740            98,859
   General and administrative                       47,000            27,000
   Depreciation and amortization                    37,221            43,110
                                                  --------          --------

        Total costs and expenses                   173,961           168,969
                                                  --------          --------

Net income                                        $  5,992          $120,881
                                                  ========          ========

Net income per limited partnership unit           $    .72          $  14.44
                                                  ========          ========

   The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                        1996       1995
                                                        ----       ----

Cash flows from operating activities:
  Net income                                         $   5,992   $ 120,881
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Gain on sale of units                                (58,821)   (154,368)
  Depreciation and amortization                         37,221      43,110
  Changes in assets and liabilities:
    Decrease (increase) in restricted cash             103,741     (14,465)
    (Increase) decrease in other assets               (191,392)     20,705
    Decrease in accounts payable - trade              (220,377)   (305,674)
    Decrease in accounts payable - related parties     (12,900)     (2,606)
    (Decrease) increase in tenant security deposits     (3,010)      4,627
                                                     ---------   ---------

Net cash used in operating activities                 (339,546)   (287,790)
                                                     ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                 (25,983)    (17,484)
  Decrease in notes receivable                          93,376       4,125
  Proceed from sale of units                            95,104     141,799
                                                     ---------   ---------

Net cash provided by investing activities              162,497     128,440
                                                     ---------   ---------

Cash flows from financing activities:
  Distributions to partners                                -0-    (291,206)
                                                     ---------   ---------

Net cash used in financing activities                      -0-    (291,206)
                                                     ---------   ---------

Decrease in cash and cash equivalents                 (177,049)   (450,556)

Cash and cash equivalents at beginning of period       346,511     651,279
                                                     ---------   ---------

Cash and cash equivalents at end of period           $ 169,462   $ 200,723
                                                     =========   =========

   The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV Income Fund (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1995.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

               To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

               No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibit Number                    Document
                    --------------                    --------

                         3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 2 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

                       21 Subsidiaries of the Registrant are listed in Item 2. Properties on Form 10-K, previously filed and incorporated herein by reference.

               (b)Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 1996             DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      -------------

                                By: Dover Historic Advisors III, General Partner

                                        By:   /s/ Gerald Katzoff
                                            ---------------------------
                                              GERALD KATZOFF,
                                              Partner