Form 10-Q
period 1996-06-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1996-08-13
CIK 810623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1996
                               -------------------------------------------------

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to________________________

Commission file number                        33-11907
                      ----------------------------------------------------------


                        DIVERSIFIED HISTORIC INVESTORS IV
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                           23-2440837
- -------------------------------                              -------------------
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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes       No  X
                                                               -----    -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995
         Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
         Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995 (unaudited)
         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         (1) Liquidity

         As of June 30, 1996, Registrant had total unrestricted cash of $131,905. This balance is comprised of $12,884 held by the Registrant and $119,021 which is held by the properties in which the Registrant holds a majority interest. The Registrant expects that the $119,021 plus the cash generated from operations at each property and sales of the units at Commerce Mall General Partnership ("CMGP") will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

         As of June 30, 1996, Registrant had restricted cash of $348,028 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

         During 1994, the Registrant converted the property (Henderson Riverfront Apartments) owned by 700 Commerce Mall General Partnership, a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums ("the Units") and began offering the Units for sale. As of June 30, 1996, 46 of the 61 units have been sold with 7 sales occurring in the second quarter of 1996.

         Historic Restoration Inc. ("HRI"), the Registrant's co-general partner in CMGP, is to be paid a 10% conversion fee (the "Conversion fee") on the sale of any Unit at or above the agreed-upon sales price. Such fee is payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 units shall be deferred and paid as follows:

         (i) $125,000 at the closing of the 31st unit

         (ii) the remaining portion (the "Remainder") at the rate of 5% of the Remainder at the closing of the sale of each of the 42nd through the 61st Units

In October 1995, the 31st unit was sold and the $125,000 was earned by HRI of which $100,000 has been paid to HRI. In April 1995, the 42nd unit was sold and $28,521 of the Remainder was paid to HRI during the second quarter. The Conversion Fee and the Remainder from the sales of units 45 and 46 as well as the $25,000 from the first 31 units which has not yet been paid to HRI are all included in accounts payable - related party. The remaining $202,476 related to the sale of the first 31 units is included in restricted cash. In addition, HRI is paid a selling commission equal to 3.5% of the selling price of each Unit. Commissions paid to HRI during the second quarters of 1996 and 1995 were $20,895 and $9,625, respectively.

         (2) Capital Resources

         Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. At the Henderson Apartments, funds will be necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs and fees. During the second quarter of 1996 and 1995, these expenses were approximately $55,413 and $19,519, respectively, and were funded by sales proceeds. It is anticipated that any additional funds needed will be available from the proceeds of sales. Other than the above, the Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

         (3) Results of Operations

         During the second quarter of 1996, Registrant incurred a loss of $9,206 ($1.10 per limited partnership unit) compared to income of $42,611 ($5.09 per limited partnership unit) for the same period in 1995. For the first six months of 1996, the Registrant incurred a net loss of $3,214 ($.38 per limited partnership unit) compared to income of $163,492 ($19.53 per limited partnership unit) for the same period in 1995.

         Rental income decreased $45,759 from $99,622 in the second quarter of 1995 to $53,863 in the same period in 1996 and decreased $94,301 from $213,646 for the first six months 1995 to $119,345 in the same period in 1996. The decrease in rental income for the second quarter and the first six months of 1996 from the same periods in 1995 is the result of a decrease in rental income at Henderson due to the sale of Units, partially offset by an increase at Brass Works due to an increase in average occupancy.

         Interest income increased $6,797 from $26,323 in the second quarter of 1995 to $33,120 in the same period in 1996 and increased $40,989 from $47,781 for the first six months 1995 to $88,770 in the same period in 1996. The increase for both the second quarter and the first six months of 1996 from the same periods in 1995 is the result of an increase in interest earned on notes receivable.

         Expense for rental operations increased by $34,931 from $71,905 in the second quarter of 1995 to $106,836 in the same period in 1996 and increased $25,812 from $170,764 for the first six months 1995 to $196,576 in the same period in 1996. The increase for both the second quarter and the first six months of 1996 from the same periods in 1995 is the result of an increase in commissions and wages and salaries at Locke Mill due to a change in the management company in September 1996, an increase in commissions at Brass Works due to the increase in average occupancy at the property and an increase in legal fees at the Henderson Apartments due to the sale of Units partially offset by a decrease in maintenance expense at Brass Works.

         Expense for general and administrative expenses increased $20,000 from $54,000 for the first six months 1995 to $74,000 in the same period in 1996. The increase is due to fees paid in the first quarter of 1996 to reimburse the General Partner for certain goods and services rendered. None were paid in 1995.

         Depreciation and amortization expense decreased $15,691 from $49,975 in the second quarter of 1995 to $34,284 in the same period in 1996 and decreased $21,580 from $93,085 for the first six months 1995 to $71,505 in the same period in 1996. The decrease for the second quarter and the first six months of 1996 from the same periods in 1995 is due to the sale of Units at the Henderson Apartments resulting in a lower balance on which depreciation is calculated.

         Income recognized during the quarter at the Registrant's three properties amounted to $22,000, compared to income of approximately $79,000 for the same period in 1995. Included in income in the second quarter of 1996 and 1995 are gains of $72,000 and $66,000, respectively, related to the sale of Units. For the first six months of 1996, the Registrant recognized income of $60,000 compared to approximately $214,000 for the same period in 1995. Included in income in the first six months of 1996 and 1995 are gains of $131,000 and $220,000, respectively, related to the sale of Units

         In the second quarter of 1996, Registrant recognized income of $22,000 at The Henderson Apartments including $12,000 of depreciation expense, compared to income of $86,000 in the second quarter of 1995, including $23,000 of depreciation expense. Included in income in the second quarter of 1996 and 1995 are gains of $72,000 and $66,000, respectively, related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the property would have recognized a loss of $50,000 in the second quarter of 1996 compared to income of $20,000 in the same period on 1995. The decrease in net income is a result of a decrease in rental income and an increase in legal fees partially offset by an increase in interest income and an overall decrease in operating expenses. The decrease in rental income and operating expenses and the increase in legal fees is due to the sale of Units The increase in interest income is the result of increase in interest earned on the notes receivable.

         For the first six months of 1996, Registrant recognized income of $73,000 at the Henderson Apartments including $27,000 of depreciation, compared to income of $245,000 for the same period of 1995, including $48,000 of depreciation expense. Included in income for the first six months of 1996 and 1995 are gains of $131,000 and $220,000, respectively, related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the property would have recognized a loss of $58,000 for the first six months of 1996 compared to income of $25,000 in the same period on 1995. The decrease in net income is a result of a decrease in rental income and an increase in marketing expenses and legal fees partially offset by an increase in interest income and a decrease in operating expenses. The decrease in rental income and operating expenses and the increase in marketing expenses and legal fees is due to the sale of Units. The increase in interest income is the result of an increase in interest earned on the notes receivable.

         In the second quarter of 1996, Registrant recognized income of $1,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $9,000 including $12,000 of depreciation expense in the first quarter of 1995 and for the first six months of 1996, Registrant incurred a loss of $11,000 at the Brass Works including $24,000 of depreciation expense, compared to a loss of $24,000 for the same period in 1995, including $24,000 of depreciation expense. The decrease in the loss for the second quarter and the six months of 1996 from the same periods in 1995 is due to an increase rental income, a decrease in maintenance expense partially offset by an increase in commissions. Rental income increased due to an increase in average occupancy in the second quarter (91% to 93%) and the first six months (86% to 93%). Maintenance decreased due to deferred maintenance completed in the second quarter 1995 and commissions increased due to the increase in occupancy.

         In the second quarter of 1996, Registrant incurred a loss of $1,000 at the Locke Mill Plaza, including $6,000 of depreciation expense, compared to income of $2,000 including $6,000 of depreciation expense in the second quarter of 1995 and for the first six months of 1996, Registrant incurred a loss of $2,000 at the Locke Mill Plaza including $13,000 of depreciation expense, compared to a loss of $7,000 for the same period in 1995, including $13,000 of depreciation expense. The decrease in net income for both the second quarter and the first six months in 1996 from the same periods in 1995 is the result of an increase in commissions and wages and salaries due to a change in the management company in September 1995.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------
                                               June 30, 1996   December 31, 1995
                                               -------------   -----------------
                                                (Unaudited)
Rental properties, at cost:
    Land                                         $   193,815        $   297,724
    Buildings and improvements                     3,284,336          4,246,803
    Furniture and fixtures                            21,000             21,000
                                                 -----------        -----------

                                                   3,499,151          4,565,527
    Less - Accumulated depreciation               (1,068,158)        (1,285,912)
                                                 -----------        -----------
                                                   2,430,993          3,279,615

Cash and cash equivalents                            131,905            346,511
Restricted cash                                      348,028            366,524
Notes receivable                                   2,854,997          2,099,457
Other assets                                         110,438              3,331
                                                 -----------        -----------

         Total                                   $ 5,876,361        $ 6,095,438
                                                 ===========        ===========

                        Liabilities and Partners' Equity
                        --------------------------------
Liabilities:
    Accounts payable:
         Trade                                        51,548            244,984
         Related parties                              66,916             59,725
    Deferred income                                   55,668             81,777
    Tenant security deposits                           9,584             13,093
                                                 -----------        -----------

         Total liabilities                           183,716            399,579
                                                 -----------        -----------

Partners' equity                                   5,692,645          5,695,859
                                                 -----------        -----------

         Total                                   $ 5,876,361        $ 6,095,438
                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS IV
                        ---------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                  Three months                Six months
                                 ended June 30,             ended June 30,
                               1996          1995         1996          1995
                            ---------     ---------    ---------     ---------

Revenues:
   Rental income            $  53,863     $  99,622    $ 119,345     $ 213,646
   Gain on sale of units       71,931        65,546      130,752       219,914
   Interest income             33,120        26,323       88,770        47,781
                            ---------     ---------    ---------     ---------

     Total revenues           158,914       191,491      338,867       481,341
                            ---------     ---------    ---------     ---------

Costs and expenses:
   Rental operations          106,836        71,905      196,576       170,764
   General and
      administrative           27,000        27,000       74,000        54,000
   Depreciation and
      amortization             34,284        49,975       71,505        93,085
                            ---------     ---------    ---------     ---------

     Total costs and
        expenses              168,120       148,880      342,081       317,849
                            ---------     ---------    ---------     ---------

Net (loss) income           ($  9,206)    $  42,611    ($  3,214)    $ 163,492
                            =========     =========    =========     =========

Net (loss) income per
limited partnership unit    ($   1.10)    $    5.09    ($    .38)    $   19.53
                            =========     =========    =========     =========



   The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                  ---------------------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                           1996          1995
                                                        ---------     ---------

Cash flows from operating activities:
   Net (loss) income                                    ($  3,214)    $ 163,492
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Gain on sale of units                                 (130,752)     (219,914)
   Depreciation and amortization                           71,505        93,085
   Changes in assets and liabilities:
     Decrease (increase) in restricted cash                18,496       (52,074)
     (Increase) decrease in other assets                 (107,107)       24,979
     Decrease in accounts payable - trade                (193,436)     (307,980)
     Increase (decrease) in accounts payable -
     related parties                                        7,191       (19,239)
     Decrease in deferred income                          (26,109)            0
     Decrease in tenant security deposits                  (3,509)       (2,394)
                                                        ---------     ---------

Net cash used in operating activities                    (366,935)     (320,045)
                                                        ---------     ---------

Cash flows from investing activities:
   Capital expenditures                                   (81,396)      (57,677)
   Decrease in notes receivable                           183,637         8,340
   Proceed from sale of units                              50,088       199,872
                                                        ---------     ---------

Net cash provided by investing activities                 152,329       150,535
                                                        ---------     ---------

Cash flows from financing activities:
   Distributions to partners                                  -0-      (291,206)
                                                        ---------     ---------

Net cash used in financing activities                         -0-      (291,206)
                                                        ---------     ---------

Decrease in cash and cash equivalents                    (214,606)     (460,716)

Cash and cash equivalents at beginning of period          346,511       651,279
                                                        ---------     ---------

Cash and cash equivalents at end of period              $ 131,905     $ 190,563
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

   (b) Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 1996           DIVERSIFIED HISTORIC INVESTORS IV Income Fund
       --------------

                                By: Dover Historic Advisors III, General Partner

                                     By:   /s/ Gerald Katzoff
                                           ------------------
                                           GERALD KATZOFF,
                                           Partner