Form 10-Q
period 1996-09-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1996-12-17
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1996
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------
Commission file number                33-11907
                       -----------------------------------------------
               DIVERSIFIED HISTORIC INVESTORS IV
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                    23-2440837
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

       Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------
                                    N/A
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30 1996 and 1995 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1996, Registrant had total unrestricted cash of $64,531. This balance is comprised of $3,504 held by the Registrant and $61,027 which is held by the properties in which the Registrant holds a majority interest. The Registrant expects that the $61,027 plus the cash generated from operations at each property and sales of the units at Commerce Mall General Partnership ("CMGP") will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1996, Registrant had restricted cash of $180,098 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    During 1994, the Registrant converted the property (Henderson Riverfront Apartments) owned by 700 Commerce Mall General Partnership, a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums ("the Units") and began offering the Units for sale. As of September 30, 1996, 52 of the 61 units have been sold with 6 sales occurring in the third quarter of 1996.

                       Historic Restoration Inc. ("HRI"), the Registrant's co-general partner in CMGP, is to be paid a 10% conversion fee (the "Conversion fee") on the sale of any Unit at or above the agreed-upon sales price. Such fee is payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 units has been deferred and is payable as follows:

                     (i)       $125,000 at the closing of the sale  of
the 31st Unit

                                              (ii)     the   remaining
                              portion (the "Remainder") at the rate of 5% of the Remainder at the closing of the sale of each of the 42nd through the 61st Units

In October 1995, the 31st Unit was sold and, accordingly, the $125,000 became due. Of such amount, $100,000 has been paid. In April 1996, the 42nd Unit was sold, and accordingly, payments with respect to the Remainder commenced. During the first nine months of 1996, $104,521 of the Remainder has been paid to HRI The $25,000 from the first 31 units which has not yet been paid to HRI is included in accounts payable - related party. The remaining $127,461 related to the sale of the first 31 units is included in restricted cash. In addition, HRI is paid a selling commission equal to 3.5% of the selling price of each Unit. Commissions paid to HRI during the third quarters of 1996 and 1995 were $18,372 and $11,988, respectively.

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. At the Henderson Apartments, funds will be necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs and fees. During the third quarter of 1996 and 1995, these expenses were approximately $26,724 and $32,994, respectively, and were funded by sales proceeds. It is anticipated that any additional funds needed will be available from the proceeds of sales. Other than the above, the Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During the third quarter of 1996, Registrant incurred a net loss of $80,322 ($9.60 per limited partnership unit) compared to income of $17,609 ($2.11 per limited partnership unit) for the same period in 1995. For the first nine months of 1996, the Registrant incurred a net loss of $83,536 ($9.98 per limited partnership unit) compared to income of $181,101 ($21.64 per limited partnership unit) for the same period in 1995.

                     Rental income decreased $29,510 from $79,595 in the third quarter of 1995 to $50,085 in the same period in 1996 and decreased $123,811 from $293,241 for the first nine months of 1995 to $169,430 in the same period in 1996. The decrease in rental income for the third quarter and the first nine months of 1995 from the same periods in 1995 is mainly the result of a decrease at Henderson due to the sale of Units. Additionally, rental income increased at Brass Works for the first nine months of 1996 as compared to the same period in 1995 due to an increase in average occupancy.

                     Interest income increased $19,388 from $34,378 in the third quarter of 1995 to $53,766 in the same period in 1996 and increased $60,377 from $82,159 for the first nine months 1995 to $142,536 in the same period in 1996. The increase for both the third quarter and the first nine months of 1996 from the same periods in 1995 is the result of an increase in interest earned on notes receivable.

                    Expense for rental operations decreased by $33,855 from $110,463 in the third quarter of 1995 to $76,608 in the same period in 1996. The decrease for the third quarter from the same period in 1995 is the result of an overall decrease in operating expenses at the Henderson due to the sale of Units partially offset by an increase in commissions, wages and salaries at Locke Mill and an increase in maintenance expense at Brass Works, as discussed below.

                     Expense for rental operations decreased by $8,043 from $281,227 for the first nine months 1995 to $273,184 in the same period in 1996. The decrease for the first nine months of 1996 from the same period in 1995 is the result of an overall decrease in operating expenses at the Henderson due to the sale of Units and a decrease in maintenance expense at Brass Works partially offset by an increase in commissions, wages and salaries at Locke Mill, as discussed below.

                     General and administrative expenses increased $20,000 from $81,000 for the first nine months 1995 to $101,000 in the same period in 1996. The increase is due to fees paid in the first quarter of 1996 to reimburse the General Partner for certain services rendered. None were paid in 1995.

                     Depreciation and amortization expense decreased $17,712 from $47,821 in the third quarter of 1995 to $30,109 in the same period in 1996 and decreased $39,292 from $140,906 for the first nine months 1995 to $101,614 in the same period in 1996. The decrease for the third quarter and the first nine months of 1996 from the same periods in 1995 is due to the sale of Units at the Henderson Apartments resulting in a lower balance on which depreciation is calculated.

                      Losses incurred during the quarter at the Registrant's three properties amounted to $36,000, compared to income of approximately $53,000 for the same period in 1995. Included in the third quarter of 1996 and 1995 is a loss of $50,000 and a gain of $89,000, respectively, related to the sale of Units. For the first nine months of 1996, the Registrant recognized income of $23,000 compared to approximately $280,000 for the same period in 1995. Included in income in the first nine months of 1996 and 1995 are gains of $80,000 and $309,000, respectively, related to the sale of Units

                     In the third quarter of 1996, Registrant incurred a loss of $27,000 at The Henderson Apartments including $8,000 of depreciation expense, compared to income of $57,000 in the third quarter of 1995, including $21,000 of depreciation expense. Included in the third quarter of 1996 and 1995 is a loss of $50,000 and a gain of $89,000, respectively, related to the sale of Units. Overall, exclusive of the loss or gain resulting from the sale of Units, the property would have recognized income of $20,000 in the third quarter of 1996 compared to a loss of $32,000 in the same period on 1995. The increase in net income is the result of an increase in interest income and an overall decrease in operating expenses partially offset by a decrease in rental income and an increase in legal fees. The increase in interest income is the result of an increase in interest earned on the notes receivable. The decrease in rental income and operating expenses and the increase in legal fees is due to the sale of Units.

                     For the first nine months of 1996, Registrant recognized income of $45,000 at the Henderson Apartments including $34,000 of depreciation, compared to income of $301,000 for the same period of 1995, including $70,000 of depreciation expense. Included in income for the first nine months of 1996 and 1995 are gains of $80,000 and $309,000, respectively, related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the property would have recognized a loss of $35,000 for the first nine months of 1996 compared to $8,000 in the same period on 1995. The increase in the loss is the result of a decrease in rental income and an increase in legal fees partially offset by an increase in interest income and a decrease in operating expenses. The decrease in rental income and operating expenses and the increase in legal fees is due to the sale of Units. The increase in interest income is the result of an increase in interest earned on the notes receivable.

                     In the third quarter of 1996, Registrant incurred
a loss of $6,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $4,000 including $12,000 of depreciation expense in the first quarter of 1995. The increase in the loss for the third quarter of 1996 from the same period in 1995 is due to an increase in maintenance expense due to repairs on the heating unit in the third quarter of 1996.

                     For the first nine months of 1996, Registrant incurred a loss of $17,000 at the Brass Works, including $36,000 of depreciation expense, compared to a loss of $28,000 for the same period in 1995, including $36,000 of depreciation expense. The decrease in the loss for the first nine months of 1996 from the same period in 1995 is due to increase rental income and a decrease in maintenance expense. Rental income increased due to an increase in average occupancy in first nine months (87% to 90%) and maintenance decreased due to deferred maintenance completed in the second quarter of 1995.

                     In the third quarter of 1996, Registrant incurred a loss of $3,000 at the Locke Mill Plaza, including $6,000 of depreciation  expense, compared to income of $0  including  $6,000  of depreciation expense in the third quarter of 1995 and for the first nine months of 1996, Registrant incurred a loss of $5,000 including $19,000 of depreciation expense, compared to income of $7,000 for the same period in 1995, including $19,000 of depreciation expense. The decrease in net income for both the third quarter and the first nine months in 1996 from the same periods in 1995 is the result of an increase in commissions, wages and salaries due to a change in the management company in September 1995.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                   September 30, 1996        December 31, 1995
                                      (Unaudited)
Rental properties, at cost:
Land                                   $    148,258             $    297,724
Buildings and improvements                2,851,472                4,246,803
Furniture and fixtures                       21,000                   21,000
                                          ---------                ---------
                                          3,020,730                4,565,527
Less - Accumulated depreciation            (965,857)              (1,285,912)
                                          ---------                ---------
                                          2,054,873                3,279,615

Cash and cash equivalents                    64,531                  346,511
Restricted cash                             180,098                  366,524
Notes receivable                          3,153,931                2,099,457
Other assets                                 29,713                    3,331
                                          ---------                ---------
       Total                            $ 5,483,146              $ 6,095,438
                                          =========                =========

                   Liabilities and Partners' Equity

Liabilities:
Accounts payable:
       Trade                                 15,694                  244,984
       Related parties                       73,273                   59,725
Deferred income                              47,089                   81,777
Tenant security deposits                      8,455                   13,093
                                          ---------                ---------
       Total liabilities                    144,511                  399,579
                                          ---------                ---------
Partners' equity                          5,338,635                5,695,859
                                          ---------                ---------
       Total                            $ 5,483,146              $ 6,095,438
                                          =========                =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                Three months                     Nine months
                              ended June 30,                   ended June 30,
                           1996            1995             1996            1995

Revenues:
   Rental income          $  50,085     $  79,595        $169,430     $293,241
   (Loss) gain on sale of
   units                    (50,456)       88,920          80,296      308,834
   Interest income           53,766        34,378         142,536       82,159
                            -------       -------         -------      -------
   Total revenues            53,395       202,893         392,262      684,234
                            -------       -------         -------      -------
Costs and expenses:
   Rental operations         76,608       110,463         273,184      281,227
   General and
      administrative         27,000        27,000         101,000       81,000
   Depreciation and
      amortization           30,109        47,821         101,614      140,906
                            -------       -------         -------      -------
   Total costs and
      expenses              133,717       185,284         475,798      503,133
                            -------       -------         -------      -------
Net (loss) income        ($  80,322)    $  17,609      ($  83,536)    $181,101
                            =======       =======         =======      =======
Net (loss) income per
limited partnership unit ($    9.60)    $    2.11      ($    9.98)    $  21.64
                            =======       =======         =======      =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                        Nine months ended
                                                            September 30,
                                                        1996            1995
Cash flows from operating activities:
 Net (loss) income                                   ($83,536)       $ 181,101
 Adjustments to reconcile net (loss) income to
 net cash used in operating activities:
 Gain on sale of units                                (80,296)        (308,834)
 Depreciation and amortization                        101,614          140,906
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash               186,426         (179,132)
 Increase in other assets                             (26,382)         (42,560)
 Decrease in accounts payable - trade                (229,290)        (308,513)
 Increase (decrease) in accounts payable-
   related parties                                     13,548          (19,239)
 (Decrease) increase in deferred income               (34,688)          88,428
 Decrease in tenant security deposits                  (4,638)          (4,067)
                                                      -------          -------
Net cash used in operating activities                (158,242)        (451,910)
                                                      -------          -------
Cash flows from investing activities:
 Capital expenditures                                (108,120)         (73,097)
 Decrease in notes receivable                         369,185           13,916
 Proceeds from sale of units                         (111,113)         411,610
                                                      -------          -------
Net cash provided by investing activities             149,952          352,429
                                                      -------          -------
Cash flows from financing activities:
 Distributions to partners                           (273,690)        (291,206)
                                                      -------          -------
Net cash used in financing activities                (273,690)        (291,206)
                                                      -------          -------
Decrease in cash and cash equivalents                (281,980)        (390,687)

Cash and cash equivalents at beginning of period      346,511          651,279
                                                      -------          -------
Cash and cash equivalents at end of period         $   64,531        $ 260,592
                                                      =======          =======
Supplemental Schedule of Non-Cash Investing Activities:
 Net assets transferred                            $1,395,331        $ 843,441
 Notes receivable received from sale of Units       1,609,500          977,525

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


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

               (a)  Exhibit     Document
                    Number

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

              (b)   Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 16, 1996   DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      -------------------
                           By: Dover Historic Advisors III, General Partner

                               By:  /s/ Gerald Katzoff
                                    ------------------
                                    GERALD KATZOFF,
                                    Partner