Form 10-K
period 1996-12-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1997-04-30
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1996
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file                 33-11907
                ------------------------------------------------------
                  DIVERSIFIED HISTORIC INVESTORS IV
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        Pennsylvania                                    23-2440837
-------------------------------                    -------------------
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

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act: 8,285.7 Units

                 UNITS OF LIMITED PARTNERSHIP INTEREST
------------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                              Yes    X    No

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                     Diversified Historic Investors IV ("Registrant") is a limited partnership formed in 1987 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1996, Registrant had
outstanding  8,285.7  units  of  limited  partnership  interest   (the
"Units").

                     Registrant is presently in its operating stage. It originally owned three properties or interests therein. One property has been sold. See Item 2. Properties, for a description thereof. It currently owns two properties. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's
Discussion  and  Analysis  of  Financial  Conditions  and  Results  of
Operations.

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                    During 1994, the Registrant converted the property (Henderson Riverfront Apartments) owned by 700 Commerce Mall General Partnership ("CMGP"), a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums ("the Units") and began offering the Units for sale. The Units were marketed and sold by an affiliate of the Registrant's co-general partner ("HRI"). The asking prices of the units ranged from $72,000 to $135,000, depending on size, configuration and location within the building. Funds were necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and fees. During 1996 and 1995, these expenses were approximately $146,000 and $416,000, respectively and were funded from the sales proceeds. One of the difficulties in selling condominium units in today's market is the buyers' frequent inability to obtain financing. Most banks offering residential financing require that their loans meet Federal National Mortgage Association ("FNMA") requirements. One such requirement is that the unit being financed cannot be a part of a project in which 30% or more of the units are owned by investors. At conversion, the Henderson Apartments were owned 100% by CMGP, and, therefore, did not meet FNMA requirements. Because of this and similar market conditions, the seller, CMGP provided financing for a large percentage of the units sold. All loans required a minimum 10% down payment, and all purchasers were qualified by an independent mortgage brokerage company, using FNMA guidelines. The loans are collateralized by the condominium units and bear interest at rates ranging from 6 1/2% to 8 1/4%. The loans consist of two types, a 30-year fixed rate mortgage and a 7/23 loan. The interest rate on the 7/23 loan during the initial 7-year term is fixed. Interest after the 7th anniversary of the loan will be reset at 250 basis points in excess of the 10-year Treasury Note as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap of 13.5%. Interest and principal are due monthly and all principal payments are based on a 30-year amortization schedule. As of December 31, 1996, all 61 Units have been sold for an aggregate amount of $6,009,745 ($4,055,459 net of selling expenses and capital expenditures, including those described above). The Units sold ranged in price from $71,250 to $148,200. Of the Units sold, 46 of the buyers opted for the seller provided financing with loans ranging from $62,700 to $181,900.

               b.   Financial Information about Industry Segments

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. All the properties are held for rental operations. At this time it is anticipated that the two remaining properties will continue to be held for this purpose until such time as real property values begin to increase. At that time, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As of December 31, 1996, Registrant owned interests in two properties, located in North Carolina (one) and Pennsylvania (one). In total, the properties contain 22 apartment units. As of December 31, 1996, 19 of the apartment units were under lease at monthly rental rates ranging from $475 to $765. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

                     The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for residential tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The properties held for rental by the Registrant are located in Philadelphia, Pennsylvania and Concord, North Carolina. In both areas there are several similar historically certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing market in either of the geographic areas in which the Registrant's properties are located. The apartment market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

               As of the date hereof, Registrant owned two properties, or interests therein. A summary description of each property held at December 31, 1996 is given below.

                a. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per sf) funded by its equity contribution. The property is managed by BCMI. At December 31, 1996, 10 of the apartment units were under lease (83%) with monthly rents ranging from $595 to $765.

                     All leases are renewable, one-year leases. The occupancy for the previous four years was 92% for 1995, 88% for 1994, 78% for 1993 and 73% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $1,198,623 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,256 which is based on an assessed value of $112,000 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. Locke Mill Plaza -consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in Concord, North Carolina. In November 1988, Registrant acquired the units for $665,0000 funded by its equity contribution. The Property is managed by BCMI. As of December 31, 1995, 9 of the units were under lease (90%) with monthly rates ranging from $475 to $540.

                     All leases are renewable, one-year leases. The occupancy for the previous four years was 90% for 1995, 98% for 1994, 100% for 1993 and 100% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $691,884 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $4,459 which is based on an assessed value of $424,670 taxed at a rate of $1.08 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 73 units were sold or exchanged in 1996.

                b. As of December 31, 1996, there were 989 record holders of Units.

                c. In 1996 and 1995 Registrant made distributions in the amounts of $276,190 and $291,206, respectively, out of available cash flow.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1996. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                             1996      1995       1994       1993       1992

 Rental income          $  267,148 $  393,751 $  607,399 $  692,195    686,601
 Interest income           196,100    125,505     11,907      6,474      3,787
 Net (loss) earnings      (119,070)   528,832    (85,946)   (25,170)   (71,064)
 Net (loss) earnings
 per Unit                    (3.01)    (13.03)     63.18      (7.72)    (10.27)
 Total assets (net of    5,574,564  6,095,438  6,479,965  5,637,971  5,763,685
 depreciation and
 amortization)
 Dividends (distribu-      276,190    291,206    345,236          0          0
 tions)

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                      At December 31, 1996, Registrant had total unrestricted cash of $445,412. This balance is comprised of $5,213 held by the Registrant and $440,199 which is held by the properties in which the Registrant holds a majority interest. The Registrant expects that the $445,412 plus the cash generated from operations at each property and note receivable payments will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the properties, the Registrant distributed $248,571 and $269,285 to the limited partners in August 1996 and March 1995, respectively. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1996, Registrant had restricted cash of $107,436 consisting primarily of funds held as security deposits, replacement reserves, escrows for taxes and insurance and unpaid conversion fees. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    HRI, the Partnership's co-general partner in CMGP, was paid a 10% conversion fee (the "Conversion Fee") on the sale of any Unit at or above the agreed-upon sales price. Such fee was payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 Units was deferred and paid as follows:

                    (i)   $125,000 at the closing of the 31st unit

                                  (ii)   the  remaining portion  ("the
                          Remainder")  at  the  rate  of  5%  of   the
                          Remainder at the closing of the sale of each of the 42nd through 61st Units

As of December 31, 1996, all Conversion fees (including deferred fees) had been paid to HRI. In addition, HRI was paid a selling commission equal to 3.5% of the selling price of each Unit. Commissions paid to HRI during 1995 and 1996 were $49,499 and $88,452, respectively.

               (2)  Capital Resources

                      Due to the recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operation or replacement reserves, if any. At the Henderson Apartments, funds were necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and fees. During 1996 and 1995, these expenses were approximately $146,000 and $416,000, respectively, and were funded by sales proceeds. Other than the above, the Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investments for the foreseeable future

                    Results of Operations

                     During  1996, Registrant incurred a net  loss  of
$25,170 ($3.01 per limited partnership unit) compared to a loss of $119,070 ($13.03 per limited partnership unit) in 1995 and income of
$528,832 ($63.18 per limited partnership unit) in 1994. Included in the loss for 1996 and 1995 are gains of $74,551 and $33,305, respectively, due to the sale of Units at the Henderson Apartments. Included in income in 1994 is a gain of $652,000 due to the sale of Units. In August 1996 and March 1995, the Registrant distributed approximately $291,000 and $276,000, respectively, to the limited partners and General Partner.

                     Rental income decreased from $607,399 in 1994 to $393,751 in 1995 to $267,148 in 1996. The decrease from 1995 to 1996 is due to a decrease in rental income at Henderson due to the sale of Units partially offset by an increase in the average occupancy at both Locke Mill and Brass Works. The decrease from 1994 to 1995 is the result of a decrease in rental income at Henderson due to the sale of Units partially offset by an increase in rental income at one of the other properties due to an increase in average occupancy. There was also a decrease in average occupancy at the Henderson in the units not sold, as they were being prepared for sale.

                     Interest income increased from $11,907 in 1994 to $125,505 in 1995 to $196,100 in 1996. The increase from 1994 to 1995 and 1995 to 1996, is the result of a combination of an increase in interest earned on deposits due to a higher average cash balance and an increase in interest earned on purchase money financing extended by CMGP in connection with the sales of Units at the Henderson Apartments.

                     Rental operations expense decreased from $403,438 in 1994 to $385,284 in 1995 to $306,632 in 1996. The decrease from
1995 to 1996 is the result of an overall decrease at Henderson due to the sale of units partially offset by an increase in commissions, condominium fees and wages and salaries at Locke Mill and an increase in legal fees at Henderson. The decrease from 1994 to 1995 is the result of an overall decrease in operating expenses partially offset by an increase in marketing expenses due to the sale of units and an increase in condominium fees at Henderson. In addition, there was an increase in leasing commissions expense and wages and salaries at Locke Mill.

                     General and administrative expense increased from $108,000 in 1994 and 1995 to $128,000 in 1996. The increase from 1995 to 1996 is due to fees paid in 1996 to reimburse the General Partner for certain services rendered. None were paid in 1995 or 1994.

                     Depreciation and amortization expense decreased from $231,677 in 1994 to $178,347 in 1995 to $128,337 in 1996. The
decrease from 1994 to 1995 and 1995 to 1996 is due to the sale of Units at Henderson resulting in a lower balance on which depreciation is calculated.

                     In 1996, income of $111,000 was recognized at the Registrant's three properties compared to income of $3,000 in 1995 and income of $666,000 in 1994. Included in income in 1996, 1995 and 1994 is a gain of $74,000, $33,000 and $652,000, respectively, due to the sale of Units at the Henderson. A discussion of property operations/activities follows:

                     In 1996, Registrant recognized income of $138,000 at The Henderson Riverfront Apartments including depreciation expense of $39,000 compared to income of $24,000, including depreciation expense of $89,000 in 1995 and income of $689,000 including depreciation expense of $142,000 in 1994. Included in income in 1996, 1995 and 1994, is a gain of $74,000, $33,000 and $652,000, respectively, related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the Henderson Apartments recognized income of $64,000 in 1996 compared to a loss of $9,000 in 1995 and income of $37,000 in 1994. The increased income from 1995 to 1996 is due to an increase in interest income and an overall decrease in operating expenses partially offset by a decrease in rental income and an increase in legal fees. The increase in interest income is the result of an increase in interest earned on the purchase money financing extended by CMGP in connection with the sales of Units. The decrease in rental income and operating expenses and the increase in legal fees is due to the sale of Units. The decrease in income from 1994 to 1995 resulted from a decrease in rental income and an increase in marketing expenses related to the sale of Units and an increase in condominium fees partially offset by a decrease in the related operating expenses due to the sale of Units.

                     In 1996, Registrant incurred a loss of $19,000 including $48,000 in depreciation expense at the Brass Works, compared to a loss of $22,000 including $48,000 depreciation expense in 1995 and a loss of $30,000, including $48,000 of depreciation expense in 1994. The decrease in the loss from 1995 to 1996 is the result of an increase in the average occupancy (72% to 95%). The decreased loss from 1994 to 1995 relates to an increase in rental income due to an average higher occupancy at the property.

                     In 1996, Registrant incurred a loss of $8,000 at Locke Mill Plaza including $26,000 of depreciation expense, compared to income of $1,000 including $26,000 of depreciation expense in 1995 and income of $7,000, including $26,000 of depreciation expense in
1994.   The  increase  in the loss from 1995 to  1996  is  due  to  an increase in leasing commissions, condominium fees and wages and salaries partially offset by an increase in rental income. Commissions and wages and salaries increased due to additional staffing needed to maintain the property and the occupancy levels while condominium fees increased due to a special assessment charged by the condominium association for capital improvements to be performed in the common areas of the complex. Rental income increased due to an increase in the average monthly rental rates. The decrease in income from 1994 to 1995 is the result of an increase in leasing commission expense and wages and salaries. The increases are due to additional staffing needed to maintain the property and the occupancy levels.

                    Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                      Independent Auditor's Report


To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 22 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 25, 1997

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1996 and 1995        11

     Consolidated  Statements of Operations for the Years Ended
       December  31,  1996, 1995 and 1994                             12

     Consolidated  Statements  of Changes in Partners' Equity
       for  the  Years  Ended December 31, 1996, 1995, and 1994       13

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1996, 1995, and 1994                            14

     Notes to consolidated financial statements                      15-20

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation            22

     Notes to Schedule XI                                              23



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                      December 31, 1996 and 1995

                                Assets

                                             1996                   1995
Rental properties at cost:
   Land                                  $     74,324          $    297,724
   Buildings and improvements               2,245,405             4,246,803
   Furniture and fixtures                      21,000                21,000
                                            ---------            ----------
                                            2,340,729             4,565,527
   Less - accumulated depreciation        (   770,607)          (1,285,912)
                                            ---------            ---------
                                            1,570,122            3,279,615

Cash and cash equivalents                     445,412              346,511
Restricted cash                               107,436              366,524
Notes receivable                            3,449,018            2,099,457
Other assets                                    2,576                3,331
                                            ---------            ---------
               Total                      $ 5,574,564          $ 6,095,438
                                            =========            =========
                   Liabilities and Partners' Equity

Liabilities:
   Accounts payable:
        Trade                             $   155,463          $   244,984
        Related parties                            39               59,725
   Deferred income                             13,282               81,777
   Other liabilities                            1,396                    0
   Tenant security deposits                     9,885               13,093
                                            ---------            ---------
               Total liabilities              180,065              399,579
                                            ---------            ---------
Partners' equity                            5,394,499            5,695,859
                                            ---------            ---------
               Total                      $ 5,574,564          $ 6,095,438
                                            =========            =========
The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1996, 1995 and 1994



                                         1996           1995            1994

Revenues:
   Rental income                       $ 267,148     $ 393,751     $   607,399
   Gain on sale of units                  74,551        33,305         652,641
   Interest income                       196,100       125,505          11,907
                                         -------       -------       ---------
               Total revenues            537,799       552,561       1,271,947
                                         -------       -------       ---------
Costs and expenses:
   Rental operations                     306,632       385,284         403,438
   General and administrative            128,000       108,000         108,000
   Depreciation and amortization         128,337       178,347         231,677
                                         -------       -------       ---------
               Total costs and expenses  562,969       671,631         743,115
                                         -------       -------       ---------
Net (loss) income                     ($  25,170)   ($ 119,070)    $   528,832
                                         =======       =======       =========
Net (loss) income per limited partnership unit:
                                      ($    3.01)   ($   13.03)    $     63.18
                                         =======       =======       =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1996, 1995 and 1994

                                         Dover
                                         Historic       Limited
                                         Advisors III Partners (2)     Total
                                         (1)
Percentage participation in profit or loss   1%           99%            100%

Balance at December 31, 1993               (95,060)    5,672,363     5,577,303

Net income                                   5,288       523,544       528,832
                                          --------     ---------     ---------
Balance at December 31, 1994               (89,772)    6,195,907     6,106,135

Net loss                                    (1,191)     (117,879)     (119,070)

Distribution to partners                   (21,921)     (269,285)     (291,206)
                                          --------     ---------     ---------
Balance at December 31, 1995              (112,884)    5,808,743     5,695,859

Net loss                                      (252)      (24,918)      (25,170)

Distribution to partners                   (27,619)     (248,571)     (276,190)
                                           -------     ---------     ---------
Balance at December 31, 1996            ($ 140,755)   $5,535,254    $5,394,499
                                           =======     =========     =========


 (1)   General Partner.

  (2) 8,285.7 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1996, 1995 and 1994

                                                       1996     1995     1994

Cash flows from operating activities:
   Net (loss) income                              ($ 25,170)($119,070) $528,832
   Adjustments to reconcile net (loss)
     income to net cash provided by
     (used in) operating activities:
Gain on sale of units                               (74,551)  (33,305) (652,641)
Depreciation and amortization                       128,337   178,347   231,677
Changes in assets and liabilities:
   Decrease (increase) in restricted cash          259,088   (106,771) (192,992)
   Decrease (increase) in other assets                 755     45,911   (49,042)
   (Decrease) increase in accounts payable
      trade                                        (89,521)   (87,565)  316,174
   (Decrease) increase in accounts payable
      related parties                              (59,686)    40,486    17,336
   (Decrease) increase in deferred income          (68,495)    81,777         0
   Increase in other liabilities                     1,396          0         0
   Decrease in tenant security deposits             (3,208)    (8,949)  (20,348)
     Net cash provided by (used in) operating    ---------  ---------  --------
       activities:                                  68,945     (9,139)  178,996
                                                 ---------  ---------  --------
Cash flows from investing activities:
   Capital expenditures                           (148,921)  (415,718) (751,820)
   Decrease in notes receivable                    580,939     20,546          0
   Proceeds from sale of units                    (125,872)   390,749  1,058,620
     Net cash provided by (used in) investing    ---------  ---------  ---------
       activities                                  306,146     (4,423)   306,800
                                                 ---------  ---------  ---------
Cash flows from financing activities:
   Distribution to partners                       (276,190)  (291,206)         0
                                                 ---------  ---------  ---------
      Net cash used in financing activities       (276,190)  (291,206)         0
                                                 ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents    98,901   (304,768)   485,796
Cash and cash equivalents at beginning of year     346,511    651,279    165,483
                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year        $  445,412 $  346,511 $  651,279
                                                 =========  =========  =========
Supplemental Schedule of Non-Cash Investing
Activities:
  Net assets transferred                        $2,227,249 $1,626,713 $1,471,723
  Notes receivable received from the sale
     of Units                                    1,930,501    977,525  1,142,478

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.     Net Loss Per Limited Partnership Unit

The net income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (8,285.7 in 1996, 1995, and 1994).

5.     Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.     Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.     Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 1996, uninsured funds held at one institution approximate $438,000.

8.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits, real estate tax reserves and other cash restricted as to use.

9.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

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

11.    New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

12.    Notes Receivable

The notes receivable are mortgage notes arising from seller - provided financing on the Units sold at one of the Partnership's properties. The notes are collateralized by the condominium units and bear interest at rates ranging from 6 1/2% to 8 1/4%. The notes consist of two types, a 30-year fixed rate mortgage and a 7/23 loan. The interest rate on the 7/23 loan during the initial 7-year term is fixed. Interest after the 7th anniversary of the loan will be reset at 250 basis points in excess of the 10-year Treasury Note as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap of 13.5%. Interest and principal are due monthly and all principal payments are based on a 30-year amortization schedule. Interest income is recognized as interest becomes due.

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

All distributable cash from sales or dispositions (as defined) will be distributed to the limited partners up to their original capital contributions plus an amount equal to six percent of their original capital contributions per annum on a cumulative basis, less the sum of all prior distributions to them; thereafter, after receipt by the General Partner or its affiliates of any accrued but unpaid real estate brokerage commissions, the distributable cash will be distributed 15% to the General Partner and 85% to the limited partners.

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

In July 1987, the Partnership was admitted, with a 95% general partnership interest, to a Pennsylvania general partnership which owns a building located in New Orleans, Louisiana consisting of 61 apartment units, for cash contributions of $4,620,000. As of December 31, 1996, all the units were sold.

In November 1988, the Partnership purchased a building located in Concord, North Carolina, consisting of 10 condominium units, for $665,000.

NOTE E - TRANSACTIONS WITH RELATED PARTIES

The following is a summary of transactions with related parties of the Partnership and the General Partner:

       Historic Restoration, Inc. ("HRI"), the Partnership's co-general partner in Commerce Mall General Partnership ("CMGP"), was paid a 10% conversion fee (the "Conversion Fee") on the sale of any Unit at or above the agreed-upon sales price. Such fee was payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 Units was deferred and paid as follows:

                    (i)   $125,000 at the closing of the 31st unit

                     (ii) the remaining portion ("the Remainder") at the rate of 5% of the Remainder at the closing of the sale of each of the 42nd through 61st Units

       As of December 31, 1996, all Conversion fees (including deferred fees) had been paid to HRI. In addition, HRI was paid a selling commission equal to 3.5% of the selling price of each Unit. Commissions paid to HRI during 1995 and 1996 were $49,499 and $88,452, respectively.

NOTE F - SALE OF UNITS AT HENDERSON

During 1994, CMGP entered into agreements converting the Henderson apartments into condominiums and began offering the Units for sale. The Units were marketed and sold by HRI. The asking prices of the Units ranged from $72,000 to $135,000, depending on size, configuration and location within the building. Funds were necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and fees. During 1996 and 1995, these expenses were approximately $146,000 and $416,000, respectively and were funded by sales proceeds.

CMGP has provided financing for a large percentage of the units sold. All loans required a minimum 10% down payment, and all purchasers were qualified by an independent mortgage brokerage company, using FNMA guidelines (see Note B, paragraph 12, Notes Receivable). As of December 31, 1996, all of the 61 Units had been sold. The Units sold ranged in price from $71,250 to $127,065. Of the Units sold, 46 of the 61 sellers opted for the seller provided financing. The Partnership recognized a gain of $74,551 and $33,305 in 1996 and 1995, respectively, based on the selling price less the original cost of the unit plus any improvements, selling costs and fees.

NOTE G - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of net loss and partners' equity follows:

                                        For the Years Ended December 31,
                                     1996             1995             1994
Net (loss) income - book          ($   25,170)   ($   119,070)      $  528,832
Excess of book over tax
 depreciation                           9,209          36,354           54,195
Gain on sale of units                  (8,648)         (2,817)        (324,105)
Timing differences                     31,086          (8,570)          (1,933)
Minority interest (tax only)            9,349          (1,327)         (19,802)
                                    ---------       ---------        ---------
Net (loss) income - tax            $   15,826     ($   95,430)      $  237,187
                                    =========       =========        =========
                                        For the Years Ended December 31,
                                     1996               1995           1994

Partners' equity - book            $5,394,499       $5,695,859      $6,106,135
Costs of issuance                   1,077,141        1,077,141       1,077,141
Cumulative tax over book loss        (232,683)        (273,679)       (297,318)
                                    ---------        ---------       ---------
Partners' equity - tax             $6,238,957       $6,499,321      $6,885,958
                                    =========        =========       =========

                       SUPPLEMENTAL INFORMATION

                             DIVERSIFIED HISTORIC INVESTORS IV
                                 (a limited partnership)

                    SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    DECEMBER 31, 1996

               Initial Cost         Gross Amount
               to Partnership       which carried at
                    (b)             December 31, 1996

                     Buildings          Buildings
                       and                and                Accum   Date  Date
Description   Land Improvements  Land Improvements  Total    Depr.  Constr.Acq
(a)                                                 (c)(d)    (d)(e)  (a)
12 apartment
units in
Phila, PA   $54,000 $1,209,858 $54,000 $1,392,933 $1,446,933 $484,019 1988  5/87

10 apartment
units in
Concord, NC  20,324    692,522  20,324    873,472    893,793  286,588 1988 11/88
             ------  ---------  ------  ---------  ---------  ------
            $74,324 $1,902,380 $74,324 $2,266,405 $2,340,729 $770,607
             ======  =========  ======  =========  =========  =======

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1996

(A) All three properties are certified historic structures as defined in the Internal Revenue Code of 1986. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 1996, for Federal income tax purposes is approximately $1,890,507. The depreciable basis of buildings and improvements is further reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                         1996           1995             1994
Balance at beginning of year          $4,565,527     $5,776,522     $6,496,425
Additions during the year:
   Improvements                          148,921        415,718        751,820
Deductions during the year:
   Sale of units                      (2,373,719)    (1,626,713)    (1,471,723)
                                       ---------      ---------      ---------
Balance at end of year                $2,340,729     $4,565,527     $5,776,522
                                       =========      =========      =========
Reconciliation of accumulated depreciation:

                                          1996           1995           1994
Balance at beginning of year          $1,285,912     $1,399,309     $1,540,898
Depreciation expense for the year        128,337        178,347        231,677
Sale of units                           (643,642)      (291,744)      (373,266)
                                       ---------      ---------      ---------
Balance at end of year                $  770,607     $1,285,912     $1,399,309
                                       =========      =========      =========

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

Gerald Katzoff           49      Partner in  No fixed term      Since January
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

                e.    Business  Experience.   DoHA-III  is  a  general
partnership formed in 1987. The partners of DoHA-III are DHP, Inc. and Gerald Katzoff. DHP, Inc., is managing partner of DoHA III and is thus responsible for management and control of DoHA III, which in turn is responsible for the management and control of the Registrant and has general responsibility and authority for conducting its operations. The individual partner of DoHA-III does not have any day to day responsibilities to the general partnership.

                     Gerald Katzoff (age 49) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff, who is not involved in the day to day affairs of the Registrant or DoHA VI, is the owner of entities which control various hotel and spa resorts in the United States. Mr. Katzoff is a former President and director of D,Ltd., (formerly The Dover Group, the corporate parent of DHP, Inc.).

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

                Michael J. Tuszka (age 49) was appointed Chairman of DHP, Inc. and D, LTD. on January 27, 1993. Mr. Tuszka resigned as Chairman of both DHP, Inc. and D, LTD effective June 30, 1996.

                  Donna M. Zanghi (age 40) was appointed Secretary/Treasurer of DHP, Inc. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                Michele F. Rudoi (age 32) was appointed on January 27, 1993 as Assistant Secretary of both D, LTD and DHP, Inc.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1996, Registrant paid no cash compensation to DoHA-III, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1996 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

                d. Compensation of Directors - Registrant has no directors.

                e. Termination of Employment and Change of Control Arrangement - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 1996, 1995 and 1994 was $27,619, $21,921 and $0,
respectively.

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


                                PART IV


Item 14. (A)   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               1.  Financial Statements:

                   a. Consolidated Balance Sheets at December 31, 1996 and 1995.

                   b. Consolidated Statements of Operations for the Years Ended
                      December 31, 1996, 1995 and 1994.

                   c. Consolidated Statements of Changes in Partners' Equity
                      for the Years Ended December 31, 1996, 1995 and 1994.

                   d. Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1996, 1995 and 1994.

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

                         21      Subsidiaries   of  the  Registrant   are
                                 listed in Item 2. Properties of this Form 10-K.

                    (b) Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 31, 1996.

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

                             DIVERSIFIED HISTORIC INVESTORS IV -
                             INCOME FUND

Date:  April 29, 1997        By: Dover Historic Advisors III, General Partner

                                 By:  /s/ Gerald Katzoff
                                      GERALD KATZOFF, Partner

                                 By: /s/  Michele F. Rudoi
                                     MICHELE F. RUDOI,
                                     Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

            Signature                       Capacity                Date

DOVER HISTORIC ADVISORS III             General Partner


    By:  /s/ Gerald Katzoff                                    April 29, 1997
         GERALD KATZOFF,
         Partner


    By:  /s/ Michele F. Rudoi                                  April 29, 1997
         MICHELE F. RUDOI,
         Assistant Secretary