Form 10-Q
period 1997-03-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1997-07-31
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months Ended March 31, 1997 and 1996 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1997, Registrant had total unrestricted cash of $418,499. This balance is comprised of $6,020 held by the Registrant and $412,479 which is held by the properties in which the Registrant holds a majority interest. The Registrant expects that the $418,499 plus the cash generated from operations at each property to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1997, Registrant had restricted cash of $64,925 consisting primarily of funds held as security deposits and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    During 1994, the Registrant converted the property (Henderson Riverfront Apartments) owned by 700 Commerce Mall General Partnership, a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums ("the Units") and began offering the Units for sale. As of December 31, 1996, all of the 61 units had been sold.

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During the first quarter of 1997, Registrant recognized income of $9,030 ($1.02 per limited partnership unit) compared to income of $5,992 ($.72 per limited partnership unit) for the same period in 1996.

                     Rental income decreased $23,271 from $65,482 in the first quarter of 1996 to $42,211 in the same period in 1997. The decrease in rental income is the result of a decrease in rental income at Henderson due to the sale of Units, partially offset by an increase at the Brass Works due to an increase in the average rental rates.

                     Interest income increased $4,803 from $55,650 in the first quarter of 1996 to $60,453 in the same period in 1997. The increase is the result of increase in interest earned on notes receivable.

                    Expense for rental operations decreased by $45,560 from $89,740 in the first quarter of 1996 to $44,180 in the same period in 1997. The decrease is the result of a decrease at Henderson due to the sale of Units partially offset by a slight overall increase in operating expenses at Locke Mill.

                     General and administrative expenses decreased by $20,000 from $47,000 in the first quarter of 1996 to $27,000 in the same period in 1997. The decrease is due to General Partner fees paid in the first quarter of 1996. None were paid in the first quarter of 1997.

                     Depreciation and amortization expense decreased $14,767 from $37,221 in the first quarter of 1996 to $22,454 in the same period in 1997. The decrease is due to the sale of Units at Henderson resulting in a lower balance on which depreciation is calculated.

                     Income recognized during the quarter at the Registrant's three properties amounted to $42,000, compared to income of approximately $41,000 for the same period in 1996. Included in income in the first quarter of 1996 is an extraordinary gain of $59,000 related to the sale of Units.

                      In the first quarter of 1997, Registrant recognized income of $48,000 at The Henderson Apartments including $0 of depreciation expense, compared to income of $51,000 in the first quarter of 1996, including $15,000 of depreciation expense. Included in income in the first quarter of 1996 is an extraordinary gain of $59,000 related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the property would have recognized income of $48,000 in the first quarter of 1997 compared to a loss of $8,000 in the same period of 1996. The increase in net income is a result of an increase in interest earned on the notes receivable and a decrease in operating expenses and marketing expenses partially offset by a decrease in rental income due to the fact that all of the Units were sold in 1996.

                     In the first quarter of 1997, Registrant incurred
a loss of $7,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $12,000 including $12,000 of depreciation expense in the first quarter of 1996. The decrease in the loss is due to an increase in the average rental rates. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the first quarter of 1997.

                      In the first quarter of 1997, Registrant recognized income of $1,000 at the Locke Mill Plaza, including $6,000 of depreciation expense, compared to income of $2,000 including $6,000 of depreciation expense in the first quarter of 1996. The decrease in net income is the result of a slight overall increase in operating expenses. Registrant anticipates that operating results in the following quarters will be comparable to those experienced in the first quarter of 1997.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                  March 31, 1997        December 31, 1996
                                   (Unaudited)
Rental properties, at cost:
Land                               $     74,324            $     74,324
Buildings and improvements            2,246,305               2,245,405
Furniture and fixtures                   21,000                  21,000
                                      ---------               ---------
                                      2,341,629               2,340,729
Less - Accumulated depreciation      (  793,062)            (   770,607)
                                      ---------               ---------
                                      1,548,567               1,570,122

Cash and cash equivalents               418,499                 445,412
Restricted cash                          64,925                 107,436
Notes receivable                      3,423,690               3,449,018
Other assets                              1,457                   2,576
                                      ---------               ---------
       Total                         $5,457,138              $5,574,564
                                      =========               =========

                   Liabilities and Partners' Equity

Liabilities:
Accounts payable:
       Trade                             41,019                 155,463
       Related parties                        0                      39
Deferred income                               0                  13,282
Other liabilities                         2,640                   1,396
Tenant security deposits                  9,950                   9,885
                                      ---------               ---------
       Total liabilities                 53,609                 180,065
                                      ---------               ---------
Partners' equity                      5,403,529               5,394,499
                                      ---------               ---------
       Total                         $5,457,138              $5,574,564
                                      =========               =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)


                                        Three months          Three months
                                           ended                  ended
                                       March 31, 1997        March 31, 1996
                                       --------------        --------------
Revenues:
Rental income                            $  42,211            $  65,482
Gain on sale of units                            0               58,821
Interest income                             60,453               55,650
                                           -------              -------
       Total revenues                      102,664              179,953
                                           -------              -------

Costs and expenses:
Rental operations                           44,180               89,740
General and administrative                  27,000               47,000
Depreciation and amortization               22,454               37,221
                                           -------              -------
       Total costs and expenses             93,634              173,961
                                           -------              -------
Net income                               $   9,030            $   5,992
                                           =======              =======

Net income per limited partnership unit  $    1.02            $     .72
                                           =======              =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1996 and 1995
                              (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                      1997              1996
Cash flows from operating activities:
 Net income                                      $   9,030          $   5,992
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Gain on sale of units                                   0            (58,821)
 Depreciation and amortization                      22,454             37,221
 Changes in assets and liabilities:
 Decrease in restricted cash                        42,511            103,741
 Decrease (increase) in other assets                 1,119           (191,392)
 Decrease in accounts payable - trade             (114,444)          (220,377)
 Decrease in accounts payable - related parties        (39)           (12,900)
 Decrease in deferred income                       (13,282)                 0
 Increase in other liabilities                       1,245                  0
 Increase (decrease) in tenant security deposits        65             (3,010)
                                                  --------           --------
Net cash used in operating activities              (51,341)          (339,546)
                                                  --------           --------
Cash flows from investing activities:
 Capital expenditures                                 (900)           (25,983)
 Decrease in notes receivable                       25,328             93,376
 Proceeds from sale of units                             0             95,104
                                                  --------           --------
Net cash provided by investing activities           24,428            162,497
                                                  --------           --------
Decrease in cash and cash equivalents              (26,913)          (177,049)

Cash and cash equivalents at beginning of period   445,412            346,511
                                                  --------           --------
Cash and cash equivalents at end of period      $  418,499         $  169,462
                                                  ========           ========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV Income Fund (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1996.

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

               (b)   Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 1997          DIVERSIFIED HISTORIC INVESTORS IV Income Fund

                             By: Dover Historic Advisors III, General Partner

                                 By:  SWDHA, Inc., General Partner

                                      By:  /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER
                                           President