Form 10-Q
period 1997-06-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1997-08-22
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                               ----------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________

Commission file number                  33-11907
                       ------------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2440837
-------------------------------                     -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                       Identification No.)

      Suite 500, 1521 Locust Street, Philadelphia, PA         19102
-----------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

                                 N/A
-----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                      As   of  June  30,  1997,  Registrant  had  total
unrestricted cash of $527,354. Such funds are expected to be used to pay liabilities of Registrant. The Registrant expects that the $527,354 plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

                    As of June 30, 1997, Registrant had restricted cash of $69,785 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1997, Registrant incurred a loss of $5,050 ($.60 per limited partnership unit) compared to a loss of $9,206 ($1.10 per limited partnership unit) for the same period in 1996. For the first six months of 1997, the Registrant recognized income of $3,980 ($.48 per limited partnership unit) compared to a loss of $3,214 ($.38 per limited partnership unit) for the same period in 1996.

                    Rental income decreased $11,690 from $53,863 in the second quarter of 1996 to $42,173 in the same period in 1997 and decreased $34,961 from $119,345 for the first six months 1996 to $84,384 in the same period in 1997. The decrease in rental income for the second quarter and the first six months of 1997 from the same periods in 1996 is the result of a decrease in rental income at Henderson due to the sale of units, partially offset by an increase at the Brass Works due to an increase in the average rental rates. The decrease in rental income for the second quarter of 1997 from the same period in 1996 is also the result of a decrease in the average occupancy (98% to 79%) at Locke Mill.

                     Interest income increased $27,451 from $33,120 in the second quarter of 1996 to $60,571 in the same period in 1997 and increased $32,254 from $88,770 for the first six months of 1996 to $121,024 in the same period in 1997. The increase for both the second quarter and the first six months of 1997 from the same periods in 1996 is the result of an increase in interest earned on notes receivable resulting from the sale of units at the Henderson.

                     Expense for rental operations decreased by $48,496 from $106,836 in the second quarter of 1996 to $58,340 in the same period in 1997. The decrease for the second quarter of 1997 from the same period in 1996 is the result of a decrease at Henderson due to the sale of units combined with a decrease in commissions expense at Brass Works due to lower turnover of apartment units.

                     Expense for rental operations decreased by $94,056 from $196,576 for the first six months of 1996 to $102,520 in the same period in 1997. The decrease for the first six months of 1997 from the same period in 1996 is the result of a decrease at Henderson due to the sale of units combined with a decrease in commissions expense at Brass Works due to lower turnover of apartment units, partially offset by a slight overall increase in operating expenses at Locke Mill.

                     Expense for general and administrative decreased $20,000 from $74,000 for the first six months of 1996 to $54,000 in the same period in 1997. The decrease is due to fees paid in the first quarter of 1996 to reimburse the General Partner for certain goods and services rendered which did not recur in 1997.

                     Depreciation and amortization expense decreased $11,830 from $34,284 in the second quarter of 1996 to $22,454 in the same period in 1997 and decreased $26,597 from $71,505 for the first six months of 1996 to $44,908 in the same period in 1997. The decrease for the second quarter and the first six months of 1997 from the same periods in 1996 is due to the sale of units at the Henderson Apartments resulting in a lower balance on which depreciation is calculated.

                      Income recognized during the quarter at the Registrant's three properties amounted to $26,000, compared to income of approximately $22,000 for the same period in 1996. Included in income in the second quarter of 1996 is a gain of $72,000 related to the sale of units at the Henderson. For the first six months of 1997, the Registrant recognized income of $68,000 compared to approximately $60,000 for the same period in 1996. Included in income in the first six months of 1996 is a gain of $131,000 related to the sale of units at the Henderson.

                      In the second quarter of 1997, Registrant recognized income of $22,000 at The Henderson Apartments compared to income of $22,000 in the second quarter of 1996, including $12,000 of depreciation expense. Included in income in the second quarter of 1996 is a gain of $72,000 related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the property would have recognized a loss of $50,000 in the second quarter of 1996. For the first six months of 1997, Registrant recognized income of $70,000, including $0 of depreciation expense compared to income of $73,000 for the same period of 1996, including $27,000 of depreciation expense. Included in income for the first six months of 1996 is a gain of $131,000 related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the property would have recognized a loss of $58,000 for the first six months of 1996. The increase in income is a result of an increase in interest earned on the notes receivable and a decrease in operating expenses and marketing expenses partially offset by a decrease in rental income due to the fact that all of the Units were sold in 1996.

                      In the second quarter of 1997, Registrant recognized income of $6,000 at the Brass Works, including $12,000 of depreciation expense, compared to income of $1,000 including $12,000 of depreciation expense in the second quarter of 1996 and for the first six months of 1997, Registrant incurred a loss of $1,000 including $24,000 of depreciation expense, compared to a loss of $11,000 for the same period in 1996, including $24,000 of depreciation expense. The increases for the second quarter and the first six months of 1997 from the same periods in 1996 is due to an increase in rental income due to an increase in the average rental rates and a decrease in commissions expense due to lower turnover of the apartment units.

                     In the second quarter of 1997, Registrant incurred a loss of $2,000 at the Locke Mill Plaza, including $6,000 of depreciation expense, compared to a loss of $1,000 including $6,000 of depreciation expense in the second quarter of 1996. The increase in the loss for the second quarter of 1997 from the same period in 1996 is the result of a decrease in rental income due to a decrease in the average occupancy (98% to 79%).

                     For the first six months of 1997, Registrant incurred a loss of $1,000 at the Locke Mill Plaza including $13,000 of depreciation expense, compared to a loss of $2,000 for the same period in 1996, including $13,000 of depreciation expense. The decrease in the loss for the first six months in 1997 from the same period in 1996 is the result of a overall decrease in operating expenses.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                     June 30, 1997         December 31, 1996
                                     -------------         -----------------
                                      (Unaudited)
Rental properties, at cost:
Land                                  $     74,324            $     74,324
Buildings and improvements               2,249,454               2,245,405
Furniture and fixtures                      21,000                  21,000
                                         ---------               ---------
                                         2,344,778               2,340,729
Less - Accumulated depreciation           (815,516)            (   770,607)
                                         ---------               ---------
                                         1,529,262               1,570,122

Cash and cash equivalents                  527,354                 445,412
Restricted cash                             69,785                 107,436
Notes receivable                         3,321,201               3,449,018
Other assets                                 2,869                   2,576
                                         ---------               ---------
       Total                           $ 5,450,471             $ 5,574,564
                                         =========               =========

                   Liabilities and Partners' Equity

Liabilities:
Accounts payable:
       Trade                                39,627                 155,463
       Related parties                           0                      39
Deferred income                                  0                  13,282
Other liabilities                              815                   1,396
Tenant security deposits                    11,550                   9,885
                                         ---------               ---------
       Total liabilities                    51,992                 180,065
                                         ---------               ---------
Partners' equity                         5,398,479               5,394,499
                                         ---------               ---------
       Total                           $ 5,450,471             $ 5,574,564
                                         =========               =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                    Three months             Six months
                                   ended June 30,          ended June 30,
                                  1997        1996        1997        1996
                                 ------      ------      ------      ------
Revenues:
   Rental income               $  42,173   $  53,863   $  84,384   $ 119,345
   Gain on sale of units               0      71,931           0     130,752
   Interest income                60,571      33,120     121,024      88,770
                                 -------     -------     -------     -------
   Total revenues                102,744     158,914     205,408     338,867
                                 -------     -------     -------     -------
Costs and expenses:
   Rental operations              58,340     106,836     102,520     196,576
   General and administrative     27,000      27,000      54,000      74,000
   Depreciation and amortization  22,454      34,284      44,908      71,505
                                 -------     -------     -------     -------
   Total costs and expenses      107,794     168,120     201,428     342,081
                                 -------     -------     -------     -------
Net (loss) income             ($   5,050) ($   9,206)  $   3,980  ($   3,214)
                                 =======     =======     =======     =======
Net (loss) income per
limited partnership unit      ($     .60) ($    1.10)  $     .48  ($     .38)
                                 =======     =======     =======     =======

The accompanying notes are an integral part of these financial statements.


             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                         1997           1996

Cash flows from operating activities:
 Net income (loss)                                  $     3,980     ($   3,214)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Gain on sale of units                                        0       (130,752)
 Depreciation and amortization                           44,908         71,505
 Changes in assets and liabilities:
 Decrease in restricted cash                             37,651         18,496
 Increase in other assets                                  (292)      (107,107)
 Decrease in accounts payable - trade                  (115,836)      (193,436)
 (Decrease) increase in accounts payable -
   related parties                                          (39)         7,191
 Decrease in deferred income                            (13,282)       (26,109)
 Decrease in other liabilities                             (581)             0
 Increase (decrease) in tenant security deposits          1,665         (3,509)
                                                        -------        -------
Net cash used in operating activities                   (41,826)      (366,935)
                                                        -------        -------
Cash flows from investing activities:
 Capital expenditures                                    (4,049)       (81,396)
 Decrease in notes receivable                           127,817        183,637
 Proceed from sale of units                                   0         50,088
                                                        -------        -------
Net cash provided by investing activities               123,768        152,329
                                                        -------        -------
Increase (decrease) in cash and cash equivalents         81,942       (214,606)

Cash and cash equivalents at beginning of period        445,412        346,511
                                                        -------        -------
Cash and cash equivalents at end of period            $ 527,354      $ 131,905
                                                        =======        =======
The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV Income Fund (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                   (b)   Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 1997     DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      ---------------
                          By: Dover Historic Advisors III, General Partner

                              By: SWDHA, Inc., General Partner

                                  By: /s/ Spencer Wertheimer
                                      ----------------------
                                      SPENCER WERTHEIMER
                                      President