Form 10-Q
period 1997-09-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1997-11-17
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               --------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1997, Registrant had total unrestricted cash of $578,862. Such funds are expected to be used to pay liabilities of Registrant and to fund any cash deficits of the properties. The Registrant expects that the $578,862 plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1997, Registrant had restricted cash of $74,499 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 1997, Registrant recognized income of $37,851 ($4.52 per limited partnership unit) compared to a loss of $80,322 ($9.60 per limited partnership unit) for the same period in 1996. For the first nine months of 1997, the Registrant recognized income of $41,831 ($5.00 per limited partnership unit) compared to a loss of $83,536 ($9.98 per limited partnership unit) for the same period in 1996.

                     Rental income decreased $121 from $50,085 in the third quarter of 1996 to $49,964 in the same period in 1997 and decreased $35,082 from $169,430 for the first nine months of 1996 to $134,348 in the same period in 1997. The decrease in rental income for the third quarter and the first nine months of 1997 from the same periods in 1996 is mainly the result of a decrease in rental income at Henderson due to the sale of units, partially offset by an increase at the Brass Works due to an increase in the average rental rates.

                     Interest income increased $7,070 from $53,766 in the third quarter of 1996 to $60,836 in the same period in 1997 and increased $39,324 from $142,536 for the first nine months of 1996 to $181,860 in the same period in 1997. The increase for both the third quarter and the first nine months of 1997 from the same periods in 1996 is the result of an increase in interest earned on notes receivable.

                    Expense for rental operations decreased by $53,113 from $76,608 in the third quarter of 1996 to $23,495 in the same period in 1997 and decreased by $147,169 from $273,184 for the first nine months of 1996 to $126,015 in the same period in 1997. The decrease for both the third quarter and the first nine months of 1997 from the same periods in 1996 is the result of the result of a decrease at Henderson due to the sale of units combined with a decrease in maintenance expense at Brass Works due to lower turnover of apartment units and a slight overall decrease in operating expenses at Locke Mill.

                     General and administrative expenses decreased $20,000 from $101,000 for the first nine months of 1996 to $81,000 in the same period in 1997. The decrease is due to fees paid in the first quarter of 1996 to reimburse the General Partner for certain services rendered.

                     Depreciation and amortization expense decreased $7,655 from $30,109 in the third quarter of 1996 to $22,454 in the same period in 1997 and decreased $34,252 from $101,614 for the first nine months 1996 to $67,362 in the same period in 1997. The decrease for the third quarter and the first nine months of 1997 from the same periods in 1996 is due to the sale of units at the Henderson Apartments resulting in a lower balance on which depreciation is calculated.

                     Income recognized during the quarter at the Registrant's three properties amounted to $69,000, compared to a loss of approximately $36,000 for the same period in 1996. Included in the third quarter of 1996 is a loss of $50,000 related to the sale of the units at the Henderson. For the first nine months of 1997, the Registrant recognized income of $137,000 compared to approximately $23,000 for the same period in 1996. Included in income in the first nine months of 1996 is a gain of $80,000 related to the sale of the units at the Henderson.

                      In the third quarter of 1997, Registrant recognized income of $68,000 at The Henderson Apartments, compared to a loss of $27,000 in the third quarter of 1996, including $8,000 of depreciation expense. Included in the third quarter of 1996 is a loss of $50,000 related to the sale of Units. Overall, exclusive of the loss resulting from the sale of Units, the property would have recognized income of $23,000 in the third quarter of 1996. For the first nine months of 1997, Registrant recognized income of $138,000 at the Henderson Apartments, compared to income of $45,000 for the same period of 1996, including $34,000 of depreciation expense. Included in income for the first nine months of 1996 is a gain of $80,000 related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the property would have recognized a loss of $35,000 for the first nine months of 1996. The increase in income is a result of an increase in interest earned on the notes receivable and a decrease in operating expenses and marketing expenses partially offset by a decrease in rental income due to the fact that all of the apartments units were sold in 1996.

                     In the third quarter of 1997, Registrant incurred
a loss of $3,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $6,000 including $12,000 of depreciation expense in the first quarter of 1996. The decrease in the loss for the third quarter of 1997 from the same period in 1996 is due to a decrease in maintenance expense due to a lower turnover of apartment units.

                     For the first nine months of 1997, Registrant incurred a loss of $4,000 at the Brass Works, including $36,000 of depreciation expense, compared to a loss of $17,000 for the same period in 1996, including $36,000 of depreciation expense. The decrease in the loss for the first nine months of 1997 from the same period in 1996 is due to an increase in rental income due to an increase in the average rental rates combined with a decrease in maintenance expense due to a lower turnover of apartment units.

                      In the third quarter of 1997, Registrant recognized income of $4,000 at the Locke Mill Plaza, including $6,000 of depreciation expense, compared to a loss of $3,000 including $6,000 of depreciation expense in the third quarter of 1996 and for the first nine months of 1997, Registrant recognized income of $3,000 including $19,000 of depreciation expense, compared to a loss of $5,000 for the same period in 1996, including $19,000 of depreciation expense. The increase in net income for both the third quarter and the first nine months in 1997 from the same periods in 1996 is the result of a overall decrease in operating expenses.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                     September 30, 1997        December 31, 1996
                                          (Unaudited)
Rental properties, at cost:
Land                                      $   74,324               $   74,324
Buildings and improvements                 2,252,183                2,245,405
Furniture and fixtures                        21,000                   21,000
                                           ---------                ---------
                                           2,347,507                2,340,729
Less - Accumulated depreciation             (837,970)                (770,607)
                                           ---------                ---------
                                           1,509,537                1,570,122

Cash and cash equivalents                    578,862                  445,412
Restricted cash                               74,499                  107,436
Notes receivable                           3,307,626                3,449,018
Other assets                                   6,656                    2,576
                                           ---------                ---------
       Total                              $5,477,180               $5,574,564
                                           =========                =========

                   Liabilities and Partners' Equity

Liabilities:
Accounts payable:
       Trade                                 28,290                   155,463
       Related parties                            0                        39
Deferred income                                   0                    13,282
Other liabilities                               680                     1,396
Tenant security deposits                     11,880                     9,885
                                          ---------                 ---------
       Total liabilities                     40,850                   180,065
                                          ---------                 ---------
Partners' equity                          5,436,330                 5,394,499
                                          ---------                 ---------
       Total                             $5,477,180                $5,574,564
                                          =========                 =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                       Three months             Nine months
                                      ended June 30,          ended June 30,
                                     1997        1996       1997         1996

Revenues:
   Rental income                   $ 49,964   $ 50,085    $134,348    $169,430
   Loss on sale of units                  0    (50,456)          0      80,296
   Interest income                   60,836     53,766     181,860     142,536
                                    -------    -------     -------     -------
   Total revenues                   110,800     53,395     316,208     392,262
                                    -------    -------     -------     -------
Costs and expenses:
   Rental operations                 23,495     76,608     126,015     273,184
   General and administrative        27,000     27,000      81,000     101,000
   Depreciation and
      amortization                   22,454     30,109      67,362     101,614
                                    -------    -------     -------     -------
   Total costs and expenses          72,949    133,717     274,377     475,798
                                    -------    -------     -------     -------
Net income (loss)                  $ 37,851  ($ 80,322)   $ 41,831   ($ 83,536)
                                    =======    =======     =======     =======
Net income (loss) per limited
partnership unit                   $   4.52  ($   9.60)   $   5.00   ($   9.98)
                                    =======    =======     =======     =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                            Nine months ended
                                                              September 30,
                                                           1997          1996
Cash flows from operating activities:                     ------        ------
 Net income (loss)                                      $ 41,831     ($ 83,536)
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Gain on sale of units                                         0       (80,296)
 Depreciation and amortization                            67,362       101,614
 Changes in assets and liabilities:
 Decrease in restricted cash                              32,937       186,426
 Increase in other assets                                 (4,079)      (26,382)
 Decrease in accounts payable - trade                   (127,173)     (229,290)
 (Decrease) increase in accounts payable - related
   parties                                                   (39)       13,548
 Decrease in deferred income                             (13,282)      (34,688)
 Decrease in other liabilities                              (716)            0
 Decrease (increase) in tenant security deposits           1,995        (4,638)
                                                         -------       -------
Net cash used in operating activities                     (1,164)     (158,242)
                                                         -------       -------
Cash flows from investing activities:
 Capital expenditures                                     (6,778)     (108,120)
 Decrease in notes receivable                            141,392       369,185
 Proceeds from sale of units                                   0      (111,113)
                                                         -------       -------
Net cash provided by investing activities                134,614       149,952
                                                         -------       -------
Cash flows from financing activities:
 Distributions to partners                                     0      (273,690)
                                                         -------       -------
Net cash used in financing activities                          0      (273,690)
                                                         -------       -------
Increase (decrease) in cash and cash equivalents         133,450      (281,980)

Cash and cash equivalents at beginning of period         445,412       346,511
                                                         -------       -------
Cash and cash equivalents at end of period              $578,862      $ 64,531
                                                         =======       =======
Supplemental Schedule of Non-Cash Investing Activities:
 Net assets transferred                                 $      0    $1,395,331
 Notes receivable received from sale of Units                  0     1,609,500

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 1997        DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      -----------------
                               By: Dover Historic Advisors III, General Partner

                                   By:  SWDHA, Inc., General Partner


                                        By:  /s/ Spencer Wertheimer
                                             ----------------------
                                             SPENCER WERTHEIMER
                                             President