Form 10-K
period 1997-12-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1998-04-28
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1997
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    ----------------------

Commission file                        33-11907
                -------------------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-2440837
--------------------------------                    -------------------
(State or other jurisdication of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


        SUITE 500, 1521 LOCUST STREET, PHILADELPHIA,  PA 19102
-------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:  8,285.7 Units

                  UNITS OF LIMITED PARTNERSHIP INTEREST
--------------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                     Diversified Historic Investors IV ("Registrant") is a limited partnership formed in 1987 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1997, Registrant had
outstanding  8,285.7  units  of  limited  partnership  interest   (the
"Units").

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

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                    During 1994, the Registrant converted the property (Henderson Riverfront Apartments) owned by 700 Commerce Mall General Partnership ("CMGP"), a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums ("the Units") and began offering the Units for sale. The Units were marketed and sold
by  an affiliate of the Registrant's co-general partner ("HRI").   The
asking prices of the units ranged from $72,000 to $135,000, depending on size, configuration and location within the building. Funds were necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and
fees.   During  1996  and  1995,  these  expenses  were  approximately
$146,000  and  $416,000, respectively and were funded from  the  sales
proceeds.   One  of the difficulties in selling condominium  units  in today's market is the buyers' frequent inability to obtain financing. Most banks offering residential financing require that their loans meet Federal National Mortgage Association ("FNMA") requirements. One such requirement is that the unit being financed cannot be a part of a
project in which 30% or more of the units are owned by investors.   At
conversion,  the Henderson Apartments were owned 100%  by  CMGP,  and,
therefore,  did  not  meet FNMA requirements.   Because  of  this  and
similar market conditions, the seller, CMGP provided financing for a large percentage of the units sold. All loans required a minimum 10% down payment, and all purchasers were qualified by an independent
mortgage  brokerage company, using FNMA guidelines.   The  loans  were
collateralized by the condominium units and bore interest at rates ranging from 6 1/2% to 8 1/4%. The loans consisted of two types, a 30-year fixed rate mortgage and a 7/23 loan. The interest rate on the 7/23 loan during the initial 7-year term is fixed. Interest after the 7th anniversary of the loan will be reset at 250 basis points in excess of the 10-year Treasury Note as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap
of  13.5%.   Interest and principal are due monthly and all  principal
payments are based on a 30-year amortization schedule. As of December 31, 1996, all 61 Units have been sold for an aggregate amount of
$6,009,745   ($4,055,459   net  of  selling   expenses   and   capital
expenditures, including those described above). The Units sold ranged in price from $71,250 to $148,200. Of the Units sold, 46 of the buyers opted for the seller provided financing with loans ranging from $62,700 to $181,900.

                On December 30, 1997, the mortgage loans were sold. These mortgages were "nonconforming", which means that they could not be sold on the standard secondary market. Moreover, even for "conforming" mortgages the market for loans secured by properties in Louisiana is limited, based upon certain perceived difficulties in exercising foreclosure rights in Louisiana. However, despite these problems, the Registrant believed that the current generally favorable economic environment provided an unusual opportunity to sell the mortgages. Any deterioration in the real estate markets or the interest rate environment would have substantially decreased the value of the mortgage loans and, of course, would have increased the likelihood of defaults thereunder. In soliciting offers for the loans, prospective buyers were unwilling to pay more than 70% to 75% of the face amount of the loans. However, the Registrant was ultimately able to procure a purchaser who was willing to pay 85.5% of the face values. Included in operations is a loss of $448,957 related to the sale of the loans.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. All the properties are held for rental operations. At this time it is anticipated that the two remaining properties will continue to be held for this purpose until such time as real property values in the areas in which these properties are located begin to increase. At that time, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As of December 31, 1997, Registrant owned interests in two properties, located in North Carolina (one) and Pennsylvania (one). In total, the properties contain 22 apartment units. As of December 31, 1997, all of the apartment units were under lease at monthly rental rates ranging from $525 to $755. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

               As of the date hereof, Registrant owned two properties, or interests therein. A summary description of each property held at December 31, 1997 is given below.

                a. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per sf) funded by its equity contribution. The property is managed by BCMI. At December 31, 1997, all of the apartment units were under lease (100%) with monthly rents ranging from $665 to $755.

                     All leases are renewable, one-year leases. The occupancy for the previous four years was 89% for 1996, 92% for 1995, 88% for 1994 and 78% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $1,200,757 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,256 which is based on an assessed value of $112,000 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. Locke Mill Plaza -consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in Concord, North Carolina. In November 1988, Registrant acquired the units for $665,0000 funded by its equity contribution. The Property is managed by BCMI. As of December 31, 1996, all of the units were under lease (100%) with monthly rates ranging from $525 to $545.

                     All leases are renewable, one-year leases. The occupancy for the previous four years was 95% for 1996, 90% for 1995, 98% for 1994 and 100% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $692,942 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $4,459 which is based on an assessed value of $424,670 taxed at a rate of $1.08 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 69 units were sold or exchanged in 1997.

                b. As of December 31, 1997, there were 991 record holders of Units.

                c. In 1997 and 1996 Registrant made distributions in the amount of $276,190 out of available cash flow.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                         1997        1996        1995        1994        1993

 Rental income       $  180,312  $  267,148  $  393,751  $  607,399  $  692,195
 Interest income        274,358     196,100     125,505      11,907       3,787
 Net (loss) earnings   (541,583)    (25,170)   (119,070)    528,832     (71,064)
 Net (loss) earnings
 per Unit                (64.71)      (3.01)     (13.03)      63.18       (7.72)
 Total assets (net of 4,802,128   5,574,564   6,095,438   6,479,965    5,637,971
 depreciation and
 amortization)
 Dividends (distribu-   276,190     276,190     291,206           0            0
 tions)

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At December 31, 1997, Registrant had cash of approximately $3,102,030. The Registrant expects that the funds plus the cash generated from operations at each property and note receivable payments will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the
properties,  the  Registrant  distributed  $248,571  to  the   limited
partners in November 1997 and August 1996, respectively. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1997, Registrant had restricted cash of $56,685 consisting primarily of funds held as security deposits, replacement reserves, escrows for taxes and insurance and unpaid conversion fees. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                      Due to the recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. At the Henderson Apartments, funds were necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and fees. During 1996, these expenses were approximately $146,000 and were funded by sales proceeds. As all of the units were sold by December 31,1996, no such expenses were incurred in 1997. Other than the above, the Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investments for the foreseeable future

               (3)  Results of Operations

                     During 1997, Registrant incurred a net loss of $541,583 ($64.71 per limited partnership unit) compared to a loss of $25,170 ($3.01 per limited partnership unit) in 1996 and a loss of $119,070 ($13.03 per limited partnership unit) in 1995. Included in the loss for 1997 is the loss related to the sale on the notes as referred to in Item 1a, above. Included in the loss for 1996 and 1995 are gains of $74,551 and $33,305, respectively, due to the sale of Units at the Henderson Apartments. In November 1997 and August 1996, the Registrant distributed approximately $291,000 to the limited partners and General Partner.

                     Rental income decreased from $393,751 in 1995 to $267,148 in 1996 to $180,312 in 1997. The decrease from 1996 to 1997 is due to a decrease in rental income at Henderson due to the sale of Units partially offset by an increase at Brass Works due to an increase in the average rental rates. The decrease from 1995 to 1996 is due to a decrease in rental income at Henderson due to the sale of Units partially offset by an increase in the average occupancy at both Locke Mill and Brass Works.

                    Interest income increased from $125,505 in 1995 to $196,100 in 1996 to $274,358 in 1997. The increase from 1995 to 1996 and from 1996 to 1997, is the result of a combination of an increase in interest earned on deposits due to a higher average cash balance and an increase in interest earned on purchase money financing extended by CMGP in connection with the sales of Units at the Henderson Apartments.

                     Rental operations expense decreased from $385,284 in 1995 to $306,632 in 1996 and increased to $348,325 in 1997. The increase from 1996 to 1997 is due to an increase at Henderson due to fees associated with the sale of the notes partially offset by a decrease in maintenance expense at Brass Works and a decrease in condominium fees at Locke Mill. The decrease from 1995 to 1996 is the result of an overall decrease at Henderson due to the sale of units partially offset by an increase in commissions, condominium fees and wages and salaries at Locke Mill and an increase in legal fees at Henderson.

                     General and administrative expense increased from $108,000 in 1995 to $128,000 in 1996 and decreased to $108,000 in
1997. The increase from 1995 to 1996 and the decrease from 1996 to 1997 is due to fees paid in 1996 to reimburse the General Partner for certain services rendered.

                     Depreciation and amortization expense decreased from $178,347 in 1995 to $128,337 in 1996 to $90,971 in 1997. The
decrease from 1995 to 1996 to 1997 is due to the sale of Units at Henderson resulting in a lower balance on which depreciation is calculated.

                     In 1997, a loss of $402,000 was incurred at the Registrant's three properties compared to income of $111,000 in 1996 and income of $3,000 in 1995. Included in income in 1996 and 1995 is a gain of $74,000 and $33,000, respectively, due to the sale of Units at the Henderson. A discussion of property operations/activities follows:

                    In 1997, Registrant incurred a loss of $402,000 at
The Henderson Riverfront Apartments compared to income of $138,000, including depreciation expense of $39,000 in 1996 and income of $24,000 including depreciation expense of $89,000 in 1995. Included in income in 1996 and 1995, is a gain of $74,000 and $33,000, respectively, related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the Henderson Apartments recognized income of $64,000 in 1996 compared to a loss of $9,000 in 1995. The increase in the loss from 1996 to 1997 is mainly the result of the sale of the notes receivable on December 30, 1997 combined with a decrease in rental income partially offset by a decrease in operating expenses and an increase in interest income. The decrease in rental income and the decrease in operating expenses is due to the sale of Units. The increase in interest income is the result of an increase in interest earned on the purchase money financing extended by CMGP in connection with the sales of Units. The increased income from 1995 to 1996 is due to an increase in interest income and an overall decrease in operating expenses partially offset by a decrease in rental income and an increase in legal fees. The increase in interest income is the result of an increase in interest earned on the purchase money financing extended by CMGP in connection with the sales of Units. The decrease in rental income and operating expenses and the increase in legal fees is due to the sale of Units.

                     In 1997, Registrant recognized income of $2,000 including $48,000 in depreciation expense at the Brass Works, compared to a loss of $19,000 including $48,000 depreciation expense in 1996 and a loss of $22,000, including $48,000 of depreciation expense in 1995. The decrease in the loss from 1996 to 1997 is the result of an increase in rental income due to an increase in the average rental rates and decrease in maintenance expense due to a decrease in required maintenance. The decrease in the loss from 1995 to 1996 is the result of an increase in the average occupancy (72% to 95%).

                    In 1996, Registrant recognized a loss of $2,000 at Locke Mill Plaza including $26,000 of depreciation expense, compared to a loss of $8,000 including $26,000 of depreciation expense in 1996 and income of $1,000, including $26,000 of depreciation expense in 1995. The loss in 1996 reflects, in part, a one-time special assessment charged by the condominium association in 1996 for capital improvements to be performed in the common areas of the complex. The increase in the loss from 1995 to 1996 is also due to an increase in leasing commissions and wages and salaries partially offset by an increase in rental income. Commissions and wages and salaries increased due to additional staffing needed to maintain the property and the occupancy levels. Rental income increased due to an increase in the average monthly rental rates.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report



To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 21 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 19, 1998

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                 Page

     Consolidated Balance Sheets at December 31, 1997 and 1996      11

     Consolidated  Statements of Operations for the Years Ended
       December 31, 1997, 1996, and 1995                            12

     Consolidated  Statements  of Changes in Partners' Equity
       for  the  Years  Ended December 31, 1997, 1996, and 1995     13

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1997,  1996, and 1995                         14

     Notes to consolidated financial statements                   15-20

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation         22

     Notes to Schedule XI                                           23



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                      December 31, 1997 and 1996

                                Assets

                                                 1997                  1996
Rental properties at cost:
   Land                                      $   74,324            $   74,324
   Buildings and improvements                 2,246,555             2,245,405
   Furniture and fixtures                        23,841                21,000
                                              ---------             ---------
                                              2,344,720             2,340,729
   Less - accumulated depreciation           (  861,579)           (  770,607)
                                              ---------             ---------
                                              1,483,141             1,570,122

Cash and cash equivalents                     3,102,030               445,412
Restricted cash                                  56,685               107,436
Notes receivable                                      0             3,449,018
Other assets                                    160,272                 2,576
                                              ---------             ---------
               Total                         $4,802,128            $5,574,564
                                              =========             =========
                   Liabilities and Partners' Equity

Liabilities:
   Accounts payable:
        Trade                                $  213,002            $  155,463
        Related parties                               0                    39
   Deferred income                                    0                13,282
   Other liabilities                                745                 1,396
   Tenant security deposits                      11,655                 9,885
                                              ---------             ---------
               Total liabilities                225,402               180,065
                                              ---------             ---------
Partners' equity                              4,576,726             5,394,499
                                              ---------             ---------
               Total                         $4,802,128            $5,574,564
                                              =========             =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997, 1996 and 1995



                                            1997         1996           1995

Revenues:
   Rental income                         $ 180,312     $ 267,148     $ 393,751
   Gain on sale of units                         0        74,551        33,305
   Interest income                         274,358       196,100       125,505
                                           -------       -------       -------
               Total revenues              454,670       537,799       552,561
                                           -------       -------       -------
Costs and expenses:
   Rental operations                       348,325       306,632       385,284
   General and administrative              108,000       128,000       108,000
   Loss on sale of notes                   448,957             0             0
   Depreciation and amortization            90,971       128,337       178,347
                                           -------       -------       -------
               Total costs and expenses    996,253       562,969       671,631
                                           -------       -------       -------
Net loss                                ($ 541,583)   ($  25,170)   ($ 119,070)
                                           =======       =======       =======
Net loss per limited partnership unit:  ($   64.71)   ($    3.01)   ($   13.03)
                                           =======       =======       =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1997, 1996 and 1995


                                         Dover Historic    Limited
                                        Advisors III (1) Partners (2)    Total

Percentage participation in profit or loss    1%            99%           100%

Balance at December 31, 1994              ($  89,772)   $6,195,907   $6,106,135
Net loss                                      (1,191)     (117,879)    (119,070)
Distribution to partners                     (21,921)     (269,285)    (291,206)
                                             -------     ---------    ---------
Balance at December 31, 1995                (112,884)    5,808,743    5,695,859
Net loss                                        (252)      (24,918)     (25,170)
Distribution to partners                     (27,619)     (248,571)    (276,190)
                                             -------     ---------    ---------
Balance at December 31, 1996                (140,755)    5,535,254    5,394,499
Net loss                                      (5,416)     (536,167)    (541,583)
Distribution to partners                     (27,619)     (248,571)    (276,190)
                                             -------     ---------    ---------
Balance at December 31, 1997               ($173,790)   $4,750,516   $4,576,726
                                             =======     =========    =========


  (1)   General Partner

  (2) 8,285.7 limited partnership units outstanding at December 31, 1997, 1996, and 1995.

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1997, 1996 and 1995

                                             1997          1996         1995

Cash flows from operating activities:
   Net loss                              ($  541,583) ($   25,170) ($  119,070)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
Gain on sale of units                              0      (74,551)     (33,305)
Depreciation and amortization                  90,971     128,337      178,347
Changes in assets and liabilities:
   Decrease (increase) in restricted cash      50,751     259,088     (106,771)
   (Increase) decrease in other assets       (157,705)        755       45,911
   Increase (decrease) in accounts payable
     - trade                                   57,539     (89,521)     (87,565)
   (Decrease) increase in accounts payable
     - related parties                            (39)    (59,686)      40,486
   (Decrease) increase in deferred income     (13,282)    (68,495)      81,777
   (Decrease) increase in other liabilities      (651)      1,396            0
   Increase (decrease) in tenant security
     deposits                                   1,780      (3,208)      (8,949)
       Net cash (used in) provided by       ---------    --------    ---------
        operating activities:                (512,219)     68,945       (9,139)
Cash flows from investing activities:       ---------    --------    ---------
   Capital expenditures                        (3,991)   (148,921)    (415,718)
   Decrease in notes receivable             3,449,018     580,939       20,546
   Proceeds from sale of units                      0    (125,872)     390,749
       Net cash provided by (used in)       ---------    --------    ---------
        investing activities                3,445,027     306,146       (4,423)
Cash flows from financing activities:       ---------    --------    ---------
   Distribution to partners                  (276,190)   (276,190)    (291,206)
                                            ---------    --------    ---------
      Net cash used in financing activities  (276,190)   (276,190)    (291,206)
                                            ---------    --------    ---------
Increase (decrease) in cash and cash
  equivalents                               2,656,618      98,901     (304,768)
Cash and cash equivalents at beginning of
  year                                        445,412     346,511      651,279
                                            ---------    --------    ---------
Cash and cash equivalents at end of year   $3,102,030   $ 445,412   $  346,511
                                            =========    ========    =========
Supplemental Schedule of Non-Cash Investing
Activities:
  Net assets transferred                            0  $2,227,249   $1,626,713
  Notes receivable received from the sale of Units  0   1,930,501      977,525

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors IV (the "Partnership") was formed in January 1987, with Dover Historic Advisors III as the General Partner and DHP, Inc., (formerly Dover Historic Properties, Inc.,) as the limited partner. Upon the admittance of additional limited partners, the initial limited partner withdrew.

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

4.     Net Loss Per Limited Partnership Unit

The net income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (8,285.7 in 1997, 1996, and 1995).

5.     Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.     Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.     Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 1997, uninsured funds held at one institution approximate $3,099,560.

8.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits, real estate tax reserves and other cash restricted as to use.

9.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

10.    Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following:
(1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31.

11.    Notes Receivable

The notes receivable are mortgage notes arising from seller - provided financing on the Units sold at one of the Partnership's properties. The notes are collateralized by the condominium units and bear interest at rates ranging from 6 1/2% to 8 1/4%. The notes consist of two types, a 30-year fixed rate mortgage and a 7/23 loan. The interest rate on the 7/23 loan during the initial 7-year term is fixed. Interest after the 7th anniversary of the loan will be reset at 250 basis points in excess of the 10-year Treasury Note as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap of 13.5%. Interest and principal are due monthly and all principal payments are based on a 30-year amortization schedule. Interest income is recognized as interest becomes due. On December 30, 1997, the mortgage loans were sold. These mortgages were "nonconforming", which means that they could not be sold on the standard secondary market. Moreover, even for "conforming" mortgages the market for loans secured by properties in Louisiana is limited, based upon certain perceived difficulties in exercising foreclosure rights in Louisiana. However, despite these problems, the Partnership believed that the current generally favorable economic environment provided an unusual opportunity to sell the mortgages. Any deterioration in the real estate markets or the interest rate environment would have substantially decreased the value of the mortgage loans and, of course, would have increased the likelihood of defaults thereunder. In soliciting offers for the loans, prospective buyers were unwilling to pay more than 70% to 75% of the face amount of the loans. However, the Partnership was ultimately able to procure a purchaser who was willing to pay 85.5% of the face values. Included in operations is a loss of $448,957 related to the sale of the loans.

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

The following is a summary of transactions with related parties of the Partnership and the General Partner:

       Historic Restoration, Inc. ("HRI"), the Partnership's co-general partner in Commerce Mall General Partnership ("CMGP"), was paid a 10% conversion fee (the "Conversion Fee") on the sale of any Unit at or above the agreed-upon sales price. Such fee was payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 Units was deferred and paid as follows:

                    (i)   $125,000 at the closing of the 31st unit

                     (ii) the remaining portion ("the Remainder") at the rate of 5% of the Remainder at the closing of the sale of each of the 42nd through 61st Units

       As of December 31, 1996, all Conversion fees (including deferred fees) had been paid to HRI. In addition, HRI was paid a selling commission equal to 3.5% of the selling price of each Unit. Commissions paid to HRI during 1996 were $88,452.

NOTE F - SALE OF UNITS AT HENDERSON

During 1994, CMGP entered into agreements converting the Henderson apartments into condominiums and began offering the Units for sale. The Units were marketed and sold by HRI. The asking prices of the Units ranged from $72,000 to $135,000, depending on size, configuration and location within the building. Funds were necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and fees. During 1996, these expenses were approximately $146,000 and were funded by sales proceeds.

CMGP provided financing for a large percentage of the units sold. All loans required a minimum 10% down payment, and all purchasers were qualified by an independent mortgage brokerage company, using FNMA guidelines (see Note B, paragraph 12, Notes Receivable). As of December 31, 1996, all of the 61 Units had been sold. The Units sold ranged in price from $71,250 to $127,065. Of the Units sold, 46 of the 61 sellers opted for the seller provided financing. The Partnership recognized a gain of $74,551 in 1996 based on the selling price less the original cost of the unit plus any improvements, selling costs and fees.

NOTE G - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of net loss and partners' equity follows:

                                        For the Years Ended December 31,
                                      1997            1996            1995
                                     ------          ------          ------
Net (loss) income - book          ($  541,583)    ($   25,170)    ($  119,070)
Excess of book over tax
 Depreciation                          22,630           9,209          36,354
Gain on sale of units                 402,439          (8,648)         (2,817)
Timing differences                     (1,109)         31,086          (8,570)
Minority interest (tax only)               18           9,349          (1,327)
                                    ---------       ---------        --------
Net (loss) income - tax           ($  117,605)     $   15,826      ($  95,430)
                                    =========       =========        ========
                                        For the Years Ended December 31,
                                      1997            1996             1995
                                     ------          ------           ------
Partners' equity - book            $4,576,726      $5,394,499       $5,695,859
Costs of issuance                   1,077,141       1,077,141        1,077,141
Cumulative tax over book loss         191,295        (232,683)        (273,679)
                                    ---------       ---------        ---------
Partners' equity - tax             $5,845,162      $6,238,957       $6,499,321
                                    =========       =========        =========

                       SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS IV
                         (a limited partnership)

           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1997


                                              Gross Amount at
                                              which Carried at
               Initial Cost                   December 31, 1997
               to Partnership
                        (b)


                  Buildings          Buildings
                     and                and                Accum  Date of  Date
Description Land Improvement  Land  Improvement  Total     Depr.  Constr.  Acq
(a)                                               (c)(d)   (d)(e)

12 apt
units in
Phila, PA $54,000 $1,209,858 $54,000 $1,395,866 $1,449,866 $539,625 1988 5/87

10 apt
units in
North
Concord,NC 20,324    692,522  20,324    874,530    894,854  321,954 1988 11/88
           ------  ---------  ------  ---------  ---------  -------
          $74,324 $1,902,380 $74,324 $2,270,396 $2,344,722 $861,579
           ======  =========  ======  =========  =========  =======

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1997

(A) All three properties are certified historic structures as defined in the Internal Revenue Code of 1986. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 1997, for Federal income tax purposes is approximately $1,893,699. The depreciable basis of buildings and improvements is further reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)    Reconciliation of real estate:

                                         1997           1996           1995
Balance at beginning of year          $2,340,729     $4,565,527     $5,776,522
Additions during the year:
   Improvements                            3,991        148,921        415,718
Deductions during the year:
   Sale of units                               0     (2,373,719)    (1,626,713)
                                       ---------      ---------      ---------
Balance at end of year                $2,344,720     $2,340,729     $4,565,527
                                       =========      =========      =========
Reconciliation of accumulated depreciation:

                                         1997           1996           1995
Balance at beginning of year          $  770,607     $1,285,912     $1,399,309
Depreciation expense for the year         90,972        128,337        178,347
Sale of units                                  0       (643,642)      (291,744)
                                       ---------      ---------      ---------
Balance at end of year                $  861,579     $  770,607     $1,285,912
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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors III (DoHA-III), a Pennsylvania general partnership. The partners of DoHA-III are as follows:

Name                   Age   Position             Term of Office  Period Served

Gerald Katzoff          49   Partner in DoHA-III   No fixed term  January 1987 -
                                                                  May 1997

DHP, Inc.               --   Partner in DoHA-III   No fixed term  January 1987 -
("Formerly Dover                                                  May 1997
Historic Properties, Inc.")

SWDHA, Inc.             --   Partner in DoHA-III   No fixed term  Since May 1997

EPK, Inc.               --   Partner in DoHA-III   No fixed term  Since May 1997

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

       e. Business Experience. DoHA-III is a general partnership formed in 1987. The partners of DoHA-III are EPK, Inc. and SWDHA, Inc. EPK, Inc., is managing partner of DoHA III and is thus responsible for management and control of DoHA III, which in turn is responsible for the management and control of the Registrant and has general responsibility and authority for conducting its operations.

                     On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-III. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

                    EPK, Inc. is a Delaware corporation formed for the purpose of managing properties or interests therein. EPK, Inc. is a wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is an affiliate of DoHA-III.

                     The officers and directors of EPK, Inc. are described below.

                     Spencer Wertheimer was appointed on May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an attorney with extensive experience in real estate activities ventures.

                     Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                    Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1997, Registrant paid no cash compensation to DoHA-III, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1997, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1997 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 1997, 1996 and 1995 was $27,619, $27,619 and $21,921,
respectively.

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

                                PART IV


Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.  Financial Statements:

                   a. Consolidated Balance Sheets at December 31, 1997 and 1996.

                   b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

                   c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995.

                   d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

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

                           21          Subsidiaries   of  the  Registrant   are
                                       listed in Item 2. Properties of this Form 10-K.

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                   (c)  Exhibits:

                        See Item 14(A)(3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 1998    DIVERSIFIED HISTORIC INVESTORS IV Income Fund
       --------------
                         By: Dover Historic Advisors III, General Partner

                             By:  EPK, Inc.,  General Partner

                                  By: /s/ Spencer Wertheimer
                                      ----------------------
                                      SPENCER WERTHEIMER
                                      President

                                  By:  /s/ Michele F. Rudoi
                                       ----------------------
                                       MICHELE F. RUDOI,
                                       Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                       Capacity            Date

DOVER HISTORIC ADVISORS III               General Partner

By:  EPK, Inc., General Partner

      By: /s/ Spencer Wertheimer                             April 15, 1998
          ----------------------                             --------------
          SPENCER WERTHEIMER,
          President

      By: /s/ Michele F. Rudoi                               April 15, 1998
          ----------------------                             --------------
          MICHELE F. RUDOI,
          Assistant Secretary