Form 10-Q
period 1998-03-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1998-05-29
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number                   33-11907
                       -----------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS IV
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2440837
-------------------------------                     -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                       Identification No.)

            1609 Walnut Street, Philadelphia, PA  19103
-----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1998, Registrant had cash of $2,843,602. The Registrant expects that the funds plus the cash generated from operations at each property (less amounts distributed to the partners of the Partnership referred to in the next sentence) will be sufficient to fund the operating expenses of the properties. Subsequent to the end of the quarter, in April 1998, the Registrant distributed $2,276,586 to the partners. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1998, Registrant had restricted cash of $32,400 consisting primarily of funds held as security deposits and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1998, Registrant incurred a loss of $18,285 ($2.19 per limited partnership unit) compared to income of $9,030 ($1.02 per limited partnership unit) for the same period in 1997.

                    Rental income increased $3,531 from $42,211 in the first quarter of 1997 to $45,742 in the same period in 1998. The increase in rental income is the result of an increase in rental income at Brass Works due to an increase in the average occupancy (93% to 97%) and an increase at Locke Mill due to an increase in the average occupancy.

                     Interest income decreased $36,101 from $60,453 in the first quarter of 1997 to $24,352 in the same period in 1998. The decrease is the result of the sale of the notes receivable relating to the Henderson property on December 30, 1997.

                     Expense for rental operations decreased by $3,909 from $44,180 in the first quarter of 1997 to $40,271 in the same period in 1998. The decrease is the result of a decrease in expenses at Henderson partially offset by a slight overall increase in operating expenses at Brass Works and an increase in maintenance expense at Locke Mill due to the cleaning of the carpets in several of the apartment units.

                     Income recognized during the quarter at the Registrant's three properties amounted to $13,000, compared to income of approximately $42,000 for the same period in 1997.

                      In the first quarter of 1998, Registrant recognized income of $19,000 at The Henderson Apartments, compared to income of $48,000 in the first quarter of 1997. The decrease in net income is a result of a decrease in interest earned on the notes receivable due to the sale of the notes receivables on December 31, 1997 partially offset by a decrease in expenses. As a result of the sale of the notes receivable, income will be significantly reduced in future quarters.

                     In the first quarter of 1998, Registrant incurred
a loss of $7,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $7,000 including $12,000 of depreciation expense in the first quarter of 1997. Although there was no overall change in the loss from the first quarter of 1997 to the same period in 1998 there was an increase in rental income due to an increase in the average occupancy (93% to 97%) offset by an overall increase in operating expenses due to the increase in occupancy.

                      In the first quarter of 1998, Registrant recognized income of $1,000 at the Locke Mill Plaza, including $7,000 of depreciation expense, compared to income of $1,000 including $6,000 of depreciation expense in the first quarter of 1997. Although there was no overall change in income from the first quarter of 1997 to the same period in 1998 there was an increase in rental income due to an increase in the average rental rates offset by an increase in maintenance expense due to the cleaning of the carpets in several of the apartment units in January and an increase in depreciation expense due to the depreciation of capital improvements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          March 31, 1998       December 31, 1997
                                            (Unaudited)
Rental properties, at cost:
Land                                        $   74,324              $   74,324
Buildings and improvements                   2,246,555               2,246,555
Furniture and fixtures                          23,841                  23,841
                                             ---------               ---------
                                             2,344,720               2,344,720
Less - Accumulated depreciation             (  884,187)            (   861,579)
                                             ---------               ---------
                                             1,460,533               1,483,141

Cash and cash equivalents                    2,843,602               3,102,030
Restricted cash                                 32,400                  56,685
Other assets                                     8,563                 160,272
                                             ---------               ---------
       Total                                $4,345,098              $4,802,128
                                             =========               =========

                   Liabilities and Partners' Equity

Liabilities:
Accounts payable:
       Trade                                 $   28,181             $  213,002
Other liabilities                                    30                    745
Tenant security deposits                         11,400                 11,655
                                              ---------              ---------
       Total liabilities                         39,611                225,402
                                              ---------              ---------
Partners' equity                              4,305,487              4,576,726
                                              ---------              ---------
       Total                                 $4,345,098             $4,802,128
                                              =========              =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


                                             Three months          Three months
                                                 ended                 ended
                                               March 31,             March 31,
                                                 1998                   1997
Revenues:
Rental income                                  $  45,742            $  42,211
Interest income                                   24,352               60,453
                                                 -------              -------
       Total revenues                             70,094              102,664

Costs and expenses:
Rental operations                                 40,271               44,180
General and administrative                        25,500               27,000
Depreciation and amortization                     22,608               22,454
                                                 -------              -------
       Total costs and expenses                   88,379               93,634
                                                 -------              -------
Net (loss) income                             ($  18,285)           $   9,030
                                                 =======              =======

Net (loss) income per limited partnership unit($    2.19)           $    1.02
                                                 =======              =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                           Three months ended
                                                                  March 31,
                                                           1998          1997
Cash flows from operating activities:
 Net (loss) income                                    ($   18,285)    $  9,030
 Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
 Depreciation and amortization                             22,608       22,454
 Changes in assets and liabilities:
 Decrease in restricted cash                               24,285       42,511
 Decrease in other assets                                 151,719        1,119
 Decrease in accounts payable - trade                    (184,821)    (114,444)
 Decrease in accounts payable - related parties                 0          (39)
 Decrease in deferred income                                    0      (13,282)
 (Decrease) increase in other liabilities                    (715)       1,245
 (Decrease) increase in tenant security deposits             (265)          65
                                                        ---------    ---------
Net cash used in operating activities                      (5,474)     (51,341)
                                                        ---------    ---------
Cash flows from investing activities:
 Capital expenditures                                           0         (900)
 Distributions                                           (252,954)           0
 Decrease in notes receivable                                   0       25,328
                                                        ---------    ---------
Net cash (used in) provided by investing activities      (252,954)      24,428
                                                        ---------    ---------
Decrease in cash and cash equivalents                    (258,428)     (26,913)

Cash and cash equivalents at beginning of period        3,102,030      445,412
                                                        ---------    ---------
Cash and cash equivalents at end of period             $2,843,602   $  418,499
                                                        =========    =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV Income Fund (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1997.

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

               (b)   Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 1998          DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      ------------
                            By: Dover Historic Advisors III, General Partner

                                By: EPK, Inc.,  General Partner

                                    By: /s/ Spencer Wertheimer
                                        -----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer