Form 10-Q
period 1998-06-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1998-08-26
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number                 33-11907
                       ------------------------------------------------
                     DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2440837
-------------------------------                      ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                       Identification No.)

              1609 Walnut Street, Philadelphia, PA  19103
-----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1998, Registrant had cash of approximately $572,055. The Registrant expects that the funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the properties, the Registrant distributed $2,276,586 to the limited partners in April 1998. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1998, Registrant had restricted cash of $36,458 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1998, Registrant incurred a loss of $13,130 ($1.57 per limited partnership unit) compared to a loss of $5,050 ($.60 per limited partnership unit) for the same period in 1997. For the first six months of 1998, the Registrant incurred a loss of $31,417 ($3.75 per limited partnership unit) compared to income of $3,980 ($.48 per limited partnership unit) for the same period in 1997.

                    Rental income increased $5,530 from $42,173 in the second quarter of 1997 to $47,703 in the same period in 1998 and increased $9,061 from $84,384 for the first six months of 1997 to $93,445 in the same period in 1998. The increase in rental income for the second quarter and the first six months of 1997 from the same periods in 1998 is the result of an increase at the Brass Works and Locke Mill due to increases in the average occupancy.

                     Interest income decreased $56,931 from $60,571 in the second quarter of 1997 to $3,640 in the same period in 1998 and decreased $93,032 from $121,024 for the first six months of 1997 to $27,992 in the same period in 1998. The decrease is the result of the sale of the notes receivable relating to the Henderson property on December 30, 1997.

                    Expense for rental operations decreased by $34,475 from $58,340 in the second quarter of 1997 to $23,864 in the same period in 1998 and for the first six months of 1998 decreased by $38,382 from $102,520 for the first six months of 1997 to $64,138 in the same period in 1998. The decrease for the second quarter and the first six months of 1998 from the same period in 1997 is the result of a decrease at Henderson due to the sale of units partially offset with an increase in maintenance expense at both Locke Mill and Brass Works due to a higher turnover of apartment units.

                     Income recognized during the quarter at the Registrant's three properties amounted to $11,000, compared to income of approximately $26,000 for the same period in 1996. For the first six months of 1998, the Registrant recognized income of $24,000 compared to income of approximately $68,000 for the same period in 1996.

                      In the second quarter of 1998, Registrant recognized income of $3,000 at The Henderson Apartments compared to income of $22,000 in the second quarter of 1997 and for the first six months of 1998, Registrant recognized income of $22,000 compared to income of $70,000 for the same period of 1997. The decrease in net income is a result of a decrease in interest earned on the notes receivable due to the sale of the notes receivable on December 31, 1997 partially offset by a decrease in expenses.

                      In the second quarter of 1998, Registrant recognized income of $6,000 at the Brass Works, including $12,000 of depreciation expense, compared to income of $6,000 including $12,000 of depreciation expense in the second quarter of 1997 and for the first six months of 1998, Registrant incurred a loss of $1,000 including $24,000 of depreciation expense, compared to a loss of $1,000 for the same period in 1997, including $24,000 of depreciation expense. Although there was no significant change, there was an increase in rental income offset by an increase in maintenance expense. The increase in rental income is due to an increase in the average occupancy (92% to 99%) for the second quarter and for the first six months (92% to 98%) and an increase in maintenance expense due to an increase in the turnover of apartment units.

                      In the second quarter of 1998, Registrant recognized income of $2,000 at the Locke Mill Plaza, including $8,000 of depreciation expense, compared to a loss of $2,000 including $8,000 of depreciation expense in the second quarter of 1997. The increase in income for the second quarter of 1998 from the same period in 1997 is the result of an increase in rental income due to an increase in the average occupancy (79% to 92%).

                     For the first six months of 1998, Registrant recognized income of $3,000 at the Locke Mill Plaza including $13,000 of depreciation expense, compared to a loss of $1,000 for the same period in 1997, including $13,000 of depreciation expense. The increase in income for the first six months in 1998 from the same period in 1998 is the result of an increase in rental income due to an increase in the average occupancy (86% to 93%) partially offset by an increase in maintenance expense due to an increase in the turnover of apartment units.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         June 30, 1998         December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                        $  74,324               $   74,324
Buildings and improvements                   2,246,555               2,246,555
Furniture and fixtures                          23,841                  23,841
                                             ---------               ---------
                                             2,344,720               2,344,720
Less - Accumulated depreciation               (906,795)               (861,579)
                                             ---------               ---------
                                             1,437,925               1,483,141

Cash and cash equivalents                      572,055               3,102,030
Restricted cash                                 36,458                  56,685
Other assets                                    10,271                 160,272
                                             ---------               ---------
       Total                                $2,056,709              $4,802,128
                                             =========               =========
                   Liabilities and Partners' Equity

Liabilities:
Accounts payable:
       Trade                                $   27,885              $  213,002
Other liabilities                                1,578                     745
Tenant security deposits                        11,470                  11,655
                                             ---------               ---------
       Total liabilities                        40,933                 225,402
                                             ---------               ---------
Partners' equity                             2,015,776               4,576,726
                                             ---------               ---------
       Total                                $2,056,709              $4,802,128
                                             =========               =========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                   Three months                Six months
                                  Ended June 30,             Ended June 30,
                                1998         1997          1998         1997

Revenues:
   Rental income             $ 47,703      $ 42,173     $ 93,445     $ 84,384
   Interest income              3,640        60,571       27,992      121,024
                              -------       -------      -------      -------
   Total revenues              51,343       102,744      121,437      205,408
                              -------       -------      -------      -------
Costs and expenses:
   Rental operations           23,865        58,340       64,138      102,520
   General and
      Administrative           18,000        27,000       43,500       54,000
   Depreciation and
      Amortization             22,608        22,454       45,216       44,908
                              -------       -------      -------      -------
   Total costs and
      Expenses                 64,473       107,794      152,854      201,428
                              -------       -------      -------      -------
Net (loss) income           ($ 13,130)    ($  5,050)   ($ 31,417)    $  3,980
                              =======       =======      =======      =======
Net (loss) income per
limited partnership unit    ($   1.57)    ($    .60)   ($   3.75)    $    .48
                              =======       =======      =======      =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                           Six months ended
                                                              June 30,
                                                        1998             1997

Cash flows from operating activities:
 Net (loss) income                                 ($   31,417)       $  3,980
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                          45,216          44,908
 Changes in assets and liabilities:
 Decrease in restricted cash                            20,227          37,651
 Decrease (increase) in other assets                   150,014            (292)
 Decrease in accounts payable - trade                 (185,117)       (115,836)
 Decrease in accounts payable - related parties              0             (39)
 Decrease in deferred income                                 0         (13,282)
 Decrease in other liabilities                            (195)           (581)
 Increase in tenant security deposits                      830           1,665
                                                     ---------         -------
Net cash used in operating activities                     (442)        (41,826)
                                                     ---------         -------
Cash flows from investing activities:
 Capital expenditures                                        0          (4,049)
 Decrease in notes receivable                                0         127,817
                                                     ---------         -------
Net cash provided by investing activities                    0         123,768
                                                     ---------         -------
Cash flows from financing activities:
 Distribution to partners                           (2,529,533)              0
                                                     ---------         -------
Net cash used in financing activities               (2,529,533)              0
                                                     ---------         -------
(Decrease) increase in cash and cash equivalents    (2,529,975)         81,942

Cash and cash equivalents at beginning of period     3,102,030         445,412
                                                     ---------         -------
Cash and cash equivalents at end of period          $  572,055        $527,354
                                                     =========         =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV Income Fund (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1998      DIVERSIFIED HISTORIC INVESTORS IV Income Fund
       ---------------
                            By: Dover Historic Advisors III, General Partner

                                By:   EPK, Inc.,  General Partner

                                      By:  /s/ Spencer Wertheimer
                                           -----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer