Form 10-Q
period 1998-09-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1998-12-01
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

Commission file number                     33-11907
                       -----------------------------------------------
                      DIVERSIFIED HISTORIC INVESTORS IV
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2440837
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

                  1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1998, Registrant had cash of approximately $593,154. The Registrant expects that the funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the properties, the Registrant distributed $2,276,586 to the limited partners in April 1998. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1998, Registrant had restricted cash of $39,728 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 1998, Registrant incurred a loss of $8,287 ($.99 per limited partnership unit) compared to income of $37,851 ($4.52 per limited partnership unit) for the same period in 1997. For the first nine months of 1998, the Registrant incurred a loss of $39,704 ($4.74 per limited partnership unit) compared to income of $41,831 ($5.00 per limited partnership unit) for the same period in 1997.

                    Rental income increased $2,099 from $49,964 in the third quarter of 1997 to $52,063 in the same period in 1998 and increased $11,160 from $134,348 for the first nine months of 1997 to $145,508 in the same period in 1998. The increase in rental income for the third quarter and the first nine months of 1997 from the same periods in 1998 is the result of an increase at the Brass Works due to an increase in the average occupancy and the average rental rates.

                     Interest income decreased $57,503 from $60,836 in the third quarter of 1997 to $3,333 in the same period in 1998 and decreased $150,535 from $181,860 for the first nine months of 1997 to $31,325 in the same period in 1998. The decrease is the result of the sale of the notes receivable relating to the Henderson property on December 30, 1997.

                     Expense for rental operations decreased by $419 from $23,495 in the third quarter of 1997 to $23,076 in the same period in 1998 and for the first nine months of 1998 decreased by $38,801 from $126,015 for the first nine months of 1997 to $87,214 in the same period in 1998. The decrease from the first nine months of 1998 from the same period in 1997 is the result of a decrease at Henderson due to the sale of units partially offset with an increase in maintenance and wages and salaries expense at Locke Mill due to a higher turnover of apartment units.

                     Income recognized during the quarter at the Registrant's three properties amounted to $9,000, compared to income of approximately $69,000 for the same period in 1997. For the first nine months of 1998, the Registrant recognized income of $32,000 compared to income of approximately $137,000 for the same period in 1997.

                      In the third quarter of 1998, Registrant recognized income of $4,000 at The Henderson Apartments compared to income of $68,000 in the third quarter of 1997 and for the first nine months of 1998, Registrant recognized income of $26,000 compared to income of $138,000 for the same period of 1997. The decrease in net income is a result of a decrease in interest earned on the notes receivable due to the sale of the notes receivable on December 31, 1997 partially offset by a decrease in expenses.

                      In the third quarter of 1998, Registrant recognized income of $8,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $3,000 including $12,000 of depreciation expense in the third quarter of 1997 and for the first nine months of 1998, Registrant recognized income of $7,000 including $36,000 of depreciation expense, compared to a loss of $4,000 for the same period in 1997, including $24,000 of depreciation expense. The increase from the third quarter and the first nine months of 1997 to the same periods in 1998 is due to an increase in rental income. The increase in rental income is due to an increase in the average occupancy (88% to 97%) for the third quarter and for the first nine months (91% to 98%) combined with an increase in the average rental rates.

                     In the third quarter of 1998, Registrant incurred a loss of $3,000 at the Locke Mill Plaza, including $7,000 of depreciation expense, compared to income of $4,000 including $6,000 of depreciation expense in the second quarter of 1997 and for the first nine months of 1998, Registrant incurred a loss of $1,000 including $20,000 of depreciation expense, compared to income of $3,000 for the same period in 1997, including $19,000 of depreciation expense. The increase in the loss for both the third quarter and the first nine months of 1998 from the same periods in 1997 is the result of an increase in maintenance and wages and salaries expense due to an increase in the turnover of apartment units.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        September 30, 1998    December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                       $   74,324              $   74,324
Buildings and improvements                  2,246,555               2,246,555
Furniture and fixtures                         23,841                  23,841
                                            ---------               ---------
                                            2,344,720               2,344,720
Less - Accumulated depreciation              (929,403)            (   861,579)
                                            ---------               ---------
                                            1,415,317               1,483,141

Cash and cash equivalents                     593,154               3,102,030
Restricted cash                                39,728                  56,685
Other assets                                    4,876                 160,272
                                            ---------                --------
       Total                               $2,053,075              $4,802,128
                                            =========               =========

                   Liabilities and Partners' Equity

Liabilities:
Accounts payable:
       Trade                               $   32,842              $  213,002
Other liabilities                               1,549                     745
Tenant security deposits                       11,195                  11,655
                                            ---------               ---------
       Total liabilities                       45,586                 225,402
                                            ---------               ---------
Partners' equity                            2,007,489               4,576,726
                                            ---------               ---------
       Total                               $2,053,075              $4,802,128
                                            =========               =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                         Three months          Nine months
                                     Ended September 30,   Ended September 30,
                                      1998        1997       1998       1997

Revenues:
   Rental income                    $ 52,063    $ 49,964   $145,508   $134,348
   Interest income                     3,333      60,836     31,325    181,860
                                     -------     -------    -------    -------
   Total revenues                     55,396     110,800    176,833    316,208
                                     -------     -------    -------    -------
Costs and expenses:
   Rental operations                  23,076      23,495     87,214    126,015
   General and administrative         18,000      27,000     61,500     81,000
   Depreciation and amortization      22,607      22,454     67,823     67,362
                                     -------     -------    -------    -------
   Total costs and expenses           63,683      72,949    216,537    274,377
                                     -------     -------    -------    -------
Net (loss) income                  ($  8,287)   $ 37,851  ($ 39,704)  $ 41,831
                                     =======     =======    =======    =======
Net (loss) income per limited
partnership unit                   ($    .99)   $   4.52  ($   4.74)  $   5.00
                                     =======     =======    =======    =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                          1998          1997

Cash flows from operating activities:
 Net (loss) income                                   ($   39,704)     $ 41,831
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                            67,823        67,362
 Changes in assets and liabilities:
 Decrease in restricted cash                              16,957        32,937
 Decrease (increase) in other assets                     155,407        (4,079)
 Decrease in accounts payable - trade                   (180,160)     (127,173)
 Decrease in accounts payable - related parties                0           (39)
 Decrease in deferred income                                   0       (13,282)
 Increase (decrease) in other liabilities                    804          (716)
 (Decrease) increase in tenant security deposits            (470)        1,995
                                                       ---------       -------
Net cash provided by (used in) operating activities       20,657        (1,164)
                                                       ---------       -------
Cash flows from investing activities:
 Capital expenditures                                          0        (6,778)
 Decrease in notes receivable                                  0       141,392
                                                       ---------       -------
Net cash provided by investing activities                      0       134,614
                                                       ---------       -------
Cash flows from financing activities:
 Distribution to partners                             (2,529,533)            0
                                                       ---------       -------
Net cash used in financing activities                 (2,529,533)            0
                                                       ---------       -------
(Decrease) increase in cash and cash equivalents      (2,508,876)      133,450

Cash and cash equivalents at beginning of period       3,102,030       445,412
                                                       ---------       -------
Cash and cash equivalents at end of period            $  593,154      $578,862
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

               (b)   Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 1998         DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      -----------------
                                By: Dover Historic Advisors III, General Partner

                                    By: EPK, Inc.,  General Partner

                                        By: /s/ Spencer Wertheimer
                                            ----------------------
                                            SPENCER WERTHEIMER
                                            President