Form 10-K
period 1998-12-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1999-04-29
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1998
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------    ---------------
Commission file number                     33-11907
                       -----------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS IV
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2440837
------------------------------                     -------------------
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

                  UNITS OF LIMITED PARTNERSHIP INTEREST
----------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                     Diversified Historic Investors IV ("Registrant") is a limited partnership formed in 1987 under Pennsylvania Law. As of December 31, 1998, Registrant had outstanding 8,285.7 units of limited partnership interest (the "Units").

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

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                    During 1994, the Registrant converted the property (Henderson Riverfront Apartments) owned by 700 Commerce Mall General Partnership ("CMGP"), a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums ("the Units") and began offering the Units for sale. The Units were marketed and sold
by  an affiliate of the Registrant's co-general partner ("HRI").   The
asking prices of the units ranged from $72,000 to $135,000, depending on size, configuration and location within the building. Funds were necessary during the selling period for improvements and repairs to common areas, individual unit upgrades, marketing, selling costs, and
fees.   During  1996  and  1995,  these  expenses  were  approximately
$146,000  and $416,000, respectively, and were funded from  the  sales
proceeds.   One  of the difficulties in selling condominium  units  in today's market is the buyers' frequent inability to obtain financing. Most banks offering residential financing require that their loans meet Federal National Mortgage Association ("FNMA") requirements. One such requirement is that the unit being financed cannot be a part of a
project in which 30% or more of the units are owned by investors.   At
conversion,  the Henderson Apartments were owned 100%  by  CMGP,  and,
therefore,  did  not  meet FNMA requirements.   Because  of  this  and
similar market conditions, the seller, CMGP, provided financing for a large percentage of the units sold. All loans required a minimum 10% down payment, and all purchasers were qualified by an independent
mortgage  brokerage company, using FNMA guidelines.   The  loans  were
collateralized by the condominium units and bore interest at rates ranging from 6 1/2% to 8 1/4%. The loans consisted of two types, a 30-year fixed rate mortgage and a 7/23 loan. The interest rate on the 7/23 loan during the initial 7-year term is fixed. Interest after the 7th anniversary of the loan is reset at 250 basis points in excess of the 10-year Treasury Note as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap of 13.5%. Interest and principal are due monthly and all principal payments are based on a 30-year amortization schedule. As of December 31, 1996, all 61 Units had been sold for an aggregate amount of $6,009,745
($4,055,459   net  of  selling  expenses  and  capital   expenditures,
including those described above). The Units sold ranged in price from $71,250 to $148,200. Of the Units sold, 46 of the buyers opted for the seller provided financing with loans ranging from $62,700 to $181,900.

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

                      As of December 31, 1998, Registrant owned interests in two properties, located in North Carolina (one) and Pennsylvania (one). In total, the properties contain 22 apartment units. As of December 31, 1998, all of the apartment units were under lease at monthly rental rates ranging from $505 to $825. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

               As of the date hereof, Registrant owned two properties, or interests therein. A summary description of each property held at December 31, 1998 is given below.

                a. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per square foot "sf") funded by its equity contribution.

                     The property is managed by BCMI. At December 31, 1998, all of the apartment units were under lease (100%) with monthly rents ranging from $690 to $825. All leases are renewable, one-year leases. The occupancy for the previous four years was 92% for 1997, 89% for 1996, 92% for 1995 and 88% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $1,202,969 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,256 which is based on an assessed value of $112,000 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. Locke Mill Plaza -consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in Concord, North Carolina. In November 1988, Registrant acquired the units for $665,0000 funded by its equity contribution.

                     The  property is managed by BCMI.  As of December
31, 1998, all of the units were under lease (100%) with monthly rates ranging from $505 to $545. All leases are renewable, one-year leases. The occupancy for the previous four years was 89% for 1997, 95% for 1996, 90% for 1995 and 98% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $692,942 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $4,459 which is based on an assessed value of $424,670 taxed at a rate of $1.08 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 741 units were sold or exchanged in 1998.

                b. As of December 31, 1998, there were 946 record holders of Units.

               c. In 1998 and 1997 Registrant made distributions in the amount of $2,529,533 and $276,190 out of available cash flow.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1998. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                             1998       1997       1996       1995       1994

 Rental income          $  190,058 $  180,312 $  267,148 $  393,751 $  607,399
 Interest income            35,117    274,358    196,100    125,505     11,907
 Net (loss) earnings       (60,005)  (541,583)   (25,170)  (119,070)   528,832
 Net (loss) earnings
 per Unit                    (7.17)    (64.71)     (3.01)    (13.03)     63.18
 Total assets (net of    2,029,350  4,802,128  5,574,564  6,095,438  6,479,965
 depreciation and
 amortization)
 Dividends (distribu-    2,529,533    276,190    276,190    291,206          0
 tions)

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At December 31, 1998, Registrant had cash of approximately $603,499. The Registrant expects that the funds plus the cash generated from operations at each property and note receivable payments will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the properties, the Registrant distributed $2,504,238 and $248,571 to the limited partners in March 1998 and November 1997, respectively. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1998, Registrant had restricted cash of $23,673 consisting primarily of funds held as security deposits, replacement reserves, escrows for taxes and insurance and unpaid conversion fees. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    HRI, the Partnership's co-general partner in CMGP, was paid a 10% conversion fee (the "Conversion Fee") on the sale of any Unit in the Henderson Apartments (see Item 1(a) General Development of Business) at or above the agreed-upon sales price. Such fee was payable upon the closing of the sale of each Unit, provided that the Conversion Fee from the sale of the first 30 Units was deferred and paid as follows:

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

               (2)  Capital Resources

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

                     During  1998, Registrant incurred a net  loss  of
$60,005  ($7.17 per limited partnership unit) compared to  a  loss  of
$541,583 ($64.71 per limited partnership unit) in 1997 and a loss of $25,170 ($3.01 per limited partnership unit) in 1996. Included in the loss for 1997 is the $448,957 loss related to the sale on the notes as referred to in Item 1a, above. Included in the loss for 1996 is a gain of $74,551 due to the sale of Units at the Henderson Apartments. In March 1998 and November 1997, the Registrant distributed approximately $2,529,533 and $291,000, respectively to the limited partners and General Partner.

                     Rental income decreased from $267,148 in 1996 to $180,312 in 1997 and increased to $190,058 in 1998. The increase from 1997 to 1998 is due to an increase in rental income at both Brass Works and Locke Mill due to an increase in both the average occupancy and the average rental rates. The decrease from 1996 to 1997 is due to a decrease in rental income at Henderson due to the sale of Units partially offset by an increase at Brass Works due to an increase in the average rental rates.

                    Interest income increased from $196,100 in 1996 to $274,358 in 1997 and decreased to $35,117 in 1998. The decrease from 1997 to 1998 is due to a decrease in the average cash balance. The increase from 1996 to 1997, is the result of a combination of an increase in interest earned on deposits due to a higher average cash balance and an increase in interest earned on purchase money financing extended by CMGP in connection with the sales of Units at the Henderson Apartments.

                     Rental operations expense increased from $306,632 in 1996 to $348,325 in 1997 and decreased to $121,027 in 1998. The decrease from 1997 to 1998 is due to a decrease at the Henderson due to fees incurred in 1997 associated with the sale of the notes. The increase from 1996 to 1997 is due to an increase at Henderson due to fees associated with the sale of the notes partially offset by a decrease in maintenance expense at Brass Works and a decrease in condominium fees at Locke Mill.

                     General and administrative expense decreased from $128,000 in 1996 to $108,000 in 1997 to $73,500 in 1998. The decrease from 1997 to 1998 is due to the sale of the Henderson and a subsequent reduction in the administrative fees charged to the Registrant. The decrease from 1996 to 1997 results from the payment in 1996 of fee reimbursements to the General Partner for certain services rendered in 1996 and not required in 1997 and a reduction in administrative fees resulting from the sale of the Henderson Apartments.

                     Depreciation and amortization expense decreased from $128,337 in 1996 to $90,971 in 1997 and to $90,653 in 1998. The
decrease from 1996 to 1997 and 1998 is due to the sale of Units at Henderson resulting in a lower balance on which depreciation is calculated.

                     In 1998, income of $19,000 was recognized at the Registrant's three properties compared to a loss of $402,000 in 1997 and income of $111,000 in 1996. Included in income in 1996 is a gain of $74,000, due to the sale of Units at the Henderson Apartments. A discussion of property operations/activities follows:

                     In 1998, Registrant recognized income of $29,000 at The Henderson Apartments compared to a loss of $402,000, including depreciation expense of $39,000 in 1997 and income of $138,000 including depreciation expense of $39,000 in 1996. Included in income in 1996 is a gain of $74,000 related to the sale of Units. Overall, exclusive of the gain resulting from the sale of Units, the Henderson Apartments recognized income of $64,000 in 1996. The decrease in income from 1997 (exclusive of the gain) to 1998 is due to a decrease in interest income due to a decrease in the average cash balance. The increase in the loss from 1996 to 1997 is mainly the result of the sale of the notes receivable on December 30, 1997 combined with a decrease in rental income partially offset by a decrease in operating expenses and an increase in interest income. The decrease in rental income and the decrease in operating expenses are due to the sale of Units. The increase in interest income is the result of an increase in interest earned on the purchase money financing extended by CMGP in connection with the sales of Units.

                     In 1998, Registrant recognized income of $18,000 including $48,000 in depreciation expense at the Brass Works, compared to income of $2,000 including $48,000 depreciation expense in 1997 and a loss of $19,000, including $48,000 of depreciation expense in 1996. The increase in income from 1997 to 1998 is due to an increase in rental income due to an increase in the average occupancy (92% to 98%) and an increase in the average rental rates. The decrease in the loss from 1996 to 1997 is the result of an increase in rental income due to an increase in the average rental rates and decrease in maintenance expense due to a decrease in required maintenance.

                    In 1998, Registrant recognized income of $1,000 at
the Locke Mill Plaza including $26,000 of depreciation expense, compared to a loss of $2,000 including $26,000 of depreciation expense in 1997 and a loss of $8,000, including $26,000 of depreciation expense in 1996. The increase in income from 1997 to 1998 is due to an increase in rental income due to an increase in the average occupancy (89% to 93%) and an increase in the average rental rates. The loss in 1996 reflects, in part, a one-time special assessment charged by the condominium association in 1996 for capital improvements to be performed in the common areas of the complex.

Item  7A.      Quantitative and Qualitative Disclosures about  Market
               Risk

               Not applicable.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report



To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1998 and 1997 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 1998 and 1997, and the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

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




Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 4, 1999

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1998 and 1997        11

     Consolidated  Statements of Operations for the Years Ended
     December  31,  1998, 1997, and 1996                              12

     Consolidated  Statements  of Changes in Partners' Equity
     for  the  Years  Ended December 31, 1998, 1997, and 1996         13

     Consolidated  Statements of Cash Flows for the Years Ended
     December  31,  1998, 1997, and 1996                              14

     Notes to consolidated financial statements                     15-19

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation           21

     Notes to Schedule XI                                             22



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                      December 31, 1998 and 1997

                                Assets

                                                 1998                  1997
Rental properties at cost:                      ------                ------
   Land                                      $   74,324            $   74,324
   Buildings and improvements                 2,246,555             2,246,555
   Furniture and fixtures                        26,054                23,841
                                              ---------             ---------
                                              2,346,933             2,344,720
   Less - accumulated depreciation           (  952,232)           (  861,579)
                                              ---------             ---------
                                              1,394,701             1,483,141

Cash and cash equivalents                       603,499             3,102,030
Restricted cash                                  23,673                56,685
Other assets                                      7,477               160,272
                                              ---------             ---------
               Total                         $2,029,350            $4,802,128
                                              =========             =========
                   Liabilities and Partners' Equity

Liabilities:
   Accounts payable:
        Trade                                $   30,876            $  213,002
   Other liabilities                                821                   745
   Tenant security deposits                      10,465                11,655
                                              ---------             ---------
               Total liabilities                 42,162               225,402
                                              ---------             ---------
Partners' equity                              1,987,188             4,576,726
                                              ---------             ---------
               Total                         $2,029,350            $4,802,128
                                              =========             =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998, 1997 and 1996



                                             1998          1997          1996
                                            ------        ------        ------
Revenues:
   Rental income                         $ 190,058     $ 180,312     $ 267,148
   Gain on sale of units                         0             0        74,551
   Interest income                          35,117       274,358       196,100
                                           -------       -------       -------
               Total revenues              225,175       454,670       537,799
                                           -------       -------       -------
Costs and expenses:
   Rental operations                       121,027       348,325       306,632
   General and administrative               73,500       108,000       128,000
   Loss on sale of notes                         0       448,957             0
   Depreciation and amortization            90,653        90,971       128,337
                                           -------       -------       -------
               Total costs and expenses    285,180       996,253       562,969
                                           -------       -------       -------
Net loss                                ($  60,005)   ($ 541,583)    ($ 25,170)
                                           =======       =======       =======

Net loss per limited partnership unit:  ($    7.17)   ($   64.71)    ($   3.01)
                                           =======       =======       =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1998, 1997 and 1996


                                        Dover Historic   Limited
                                         Advisors III   Partners      Total
                                              (1)         (2)

Percentage participation in profit or loss     1%         99%         100%

Balance at December 31, 1995               ($112,884)  $5,808,743  $5,695,859
Net loss                                        (252)     (24,918)    (25,170)
Distribution to partners                     (27,619)    (248,571)   (276,190)
                                             -------    ---------   ---------
Balance at December 31, 1996                (140,755)   5,535,254   5,394,499
Net loss                                      (5,416)    (536,167)   (541,583)
Distribution to partners                     (27,619)    (248,571)   (276,190)
                                             -------    ---------   ---------
Balance at December 31, 1997                (173,790)   4,750,516   4,576,726
Net loss                                        (600)     (59,405)    (60,005)
Distribution to partners                   (  25,295)  (2,504,238) (2,529,533)
                                             -------    ---------   ---------
Balance at December 31, 1998               ($199,685)  $2,186,873  $1,987,188
                                             =======    =========   =========


 (1)   General Partner

 (2) 8,285.7 limited partnership units outstanding at December 31, 1998, 1997, and 1996.

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1998, 1997 and 1996

                                                     1998       1997       1996

Cash flows from operating activities:
   Net loss                                     ($   60,005)($ 541,583)($25,170)
   Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Gain on sale of units                                     0          0  (74,551)
Depreciation and amortization                        90,653     90,971  128,337
Changes in assets and liabilities:
   Decrease in restricted cash                       33,012     50,751  259,088
   Decrease (increase) in other assets              152,794   (157,705)     755
   (Decrease) increase in accounts payable - trade (182,126)    57,539  (89,521)
   Decrease in accounts payable - related parties         0        (39) (59,686)
   Decrease in deferred income                            0    (13,282) (68,495)
   Increase (decrease) in other liabilities              77       (651)   1,396
   (Decrease) increase in tenant security deposits   (1,190)     1,780   (3,208)
            Net cash provided by (used in)        ---------  ---------  -------
            operating activities:                    33,215   (512,219)  68,945
Cash flows from investing activities:             ---------  ---------  -------
   Capital expenditures                              (2,213)    (3,991)(148,921)
   Decrease in notes receivable                           0  3,449,018  580,939
   Proceeds from sale of units                            0          0 (125,872)
            Net cash (used in) provided by        ---------  ---------  -------
            investing activities                     (2,213) 3,445,027  306,146
Cash flows from financing activities:             ---------  ---------  -------
   Distribution to partners                      (2,529,533)  (276,190)(276,190)
                                                  ---------  ---------  -------
      Net cash used in financing activities      (2,529,533)  (276,190)(276,190)

(Decrease) increase in cash and cash equivalents (2,498,531) 2,656,618   98,901
Cash and cash equivalents at beginning of year    3,102,030    445,412  346,511
                                                  ---------  ---------  -------
Cash and cash equivalents at end of year         $  603,499 $3,102,030 $445,412
                                                  =========  =========  =======
Supplemental Schedule of Non-Cash Investing
Activities:
  Net assets transferred                                  0        0 $2,227,249
  Notes receivable received from the sale of Units        0        0  1,930,501

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors IV (the "Partnership") was formed in January 1987, with Dover Historic Advisors III as the General Partner and DHP, Inc., (formerly Dover Historic Properties, Inc.,) as the limited partner. Upon the admission of additional limited partners, the initial limited partner withdrew.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

4.     Net Loss Per Limited Partnership Unit

The net income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (8,285.7 in 1998, 1997, and 1996).

5.     Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.     Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.     Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 1998, uninsured funds held at one institution approximate $569,000.

8.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits, real estate tax reserves and other cash restricted as to use.

9.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

10.    Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following:
(1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31.

11.    Notes Receivable

The notes receivable are mortgage notes arising from seller - provided financing on the Units sold at one of the Partnership's properties. The notes were collateralized by the condominium units and bore interest at rates ranging from 6 1/2% to 8 1/4%. The notes consisted of two types, a 30-year fixed rate mortgage and a 7/23 loan. The interest rate on the 7/23 loan during the initial 7-year term was fixed. Interest after the 7th anniversary of the loan was to be reset at 250 basis points in excess of the 10-year Treasury Note as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap of 13.5%. Interest and principal were due monthly and all principal payments were based on a 30-year amortization schedule. Interest income has been recognized as interest became due. On December 30, 1997, the mortgage loans were sold at an average price of 85.5% of the full value of the portfolio. Included in operations in 1997 is a loss of $448,957 related to the sale of the loans.

12.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In May 1987, the Partnership purchased a three-story building located in Philadelphia, Pennsylvania consisting of 12 apartment units. The cost to acquire and rehabilitate this property was approximately $1,200,000.

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

CMGP provided financing for a large percentage of the units sold. All loans required a minimum 10% down payment, and all purchasers were qualified by an independent mortgage brokerage company, using FNMA guidelines. These notes were sold in 1997 (see Note B, paragraph 11, Notes Receivable). As of December 31, 1996, all of the 61 Units had been sold. The Units sold ranged in price from $71,250 to $127,065. Of the Units sold, 46 of the 61 sellers opted for the seller provided financing. The Partnership recognized a gain of $74,551 in 1996 based on the selling price less the original cost of the unit plus any improvements, selling costs and fees.

NOTE G - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of net loss and partners' equity follows:

                                            For the Years Ended December 31,
                                            1998           1997          1996
                                           -----          ------        ------
Net (loss) income - book            ($    60,005)    ($  541,583)  ($   25,170)
Excess of book over tax
 depreciation                             20,250          22,630         9,209
Gain on sale of units                          0         402,439        (8,648)
Timing differences                             0          (1,109)       31,086
Minority interest (tax only)                   0              18         9,349
                                       ---------       ---------     ---------
Net (loss) income - tax              ($   39,755)    ($  117,605)   $   15,826
                                       =========       =========     =========
                                           For the Years Ended December 31,
                                          1998            1997          1996
                                         ------          ------        ------
Partners' equity - book               $1,987,188      $4,576,726    $5,394,499
Costs of issuance                      1,077,141       1,077,141     1,077,141
Cumulative tax over book loss            211,538         191,295      (232,683)
                                       ---------       ---------     ---------
Partners' equity - tax                $3,275,867      $5,845,162    $6,238,957
                                       =========       =========     =========

                       SUPPLEMENTAL INFORMATION

                           DIVERSIFIED HISTORIC INVESTORS IV
                                (a limited partnership)

                SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    DECEMBER 31, 1998

                                         Gross Amount at
                  Initial Cost           which Carried at
                  to Partnership (b)     December 31, 1998

                          Buildings          Buildings
                             and                and                 Accumu.
Description (a)    Land  Improvements  Land Improvements  Total     Depr.
                                                           (c)(d)   (d)(e)

12 apartment
units in
Philadelphia, PA  $54,000 $1,209,858 $54,000 $1,398,079 $1,452,079 $595,122

10 apartment
units in North
Concord,NC         20,324    692,522  20,324    874,530    894,854  357,110
                   ------  ---------  ------  ---------  ---------  -------
                  $74,324 $1,902,380 $74,324 $2,272,609 $2,346,933 $952,232
                   ======  =========  ======  =========  =========  =======

                       Date of          Date
Description (a)     Construction (a)  Acquired

12 apartment
units in
Philadelphia, PA        1988           5/22/87

10 apartment
units in North
Concord, NC             1988           11/30/88

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1998

(A) Each property is a certified historic structure as defined in the Internal Revenue Code of 1986. The "date of construction" refers to the period in which the properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 1998, for Federal income tax purposes is approximately $1,895,911. The depreciable basis of buildings and improvements is further reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)    Reconciliation of land, buildings and improvements:

                                               1998         1997         1996
Balance at beginning of year               $2,344,720   $2,340,729   $4,565,527
Additions during the year:
   Improvements                                 2,213        3,991      148,921
Deductions during the year:
   Sale of units                                    0            0   (2,373,719)
                                            ---------    ---------    ---------
Balance at end of year                     $2,346,933   $2,344,720   $2,340,729
                                            =========    =========    =========
Reconciliation of accumulated depreciation:

                                               1998         1997         1996
Balance at beginning of year               $  861,579   $  770,607   $1,285,912
Depreciation expense for the year              90,653       90,972      128,337
Sale of units                                       0            0     (643,642)
                                            ---------    ---------    ---------
Balance at end of year                     $  952,232   $  861,579   $  770,607
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

                     Donna M. Zanghi (age 41) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                    Michele F. Rudoi (age 33) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1998, Registrant paid no cash compensation to DoHA-III, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1998, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1998 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 1998, 1997 and 1996 was $252,953, $27,619 and $27,619,
respectively.

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

                                PART IV


Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.  Financial Statements:

                   a. Consolidated Balance Sheets at December 31, 1998 and 1997.

                   b. Consolidated Statements of Operations for the Years Ended
                      December 31, 1998, 1997 and 1996.

                   c. Consolidated Statements  of  Changes in Partners'  Equity
                      for the Years Ended December  31,  1998, 1997 and 1996.

                   d. Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1998, 1997 and 1996.

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

                           21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                    (b) Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                    (c) Exhibits:

                        See Item 14(A)(3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 1999        DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      --------------
                            By: Dover Historic Advisors III, General Partner

                                By:   EPK, Inc.,  General Partner

                                      By: /s/  Spencer Wertheimer
                                          -----------------------
                                          SPENCER WERTHEIMER
                                          President

                                      By: /s/ Michele F. Rudoi
                                          --------------------
                                          MICHELE F. RUDOI,
                                          Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

 Signature                          Capacity                Date

DOVER HISTORIC ADVISORS III       General Partner

By:  EPK, Inc., General Partner

     By: /s/ Spencer Wertheimer                        April 26, 1999
         ----------------------                        --------------
         SPENCER WERTHEIMER,
         President

    By:  /s/ Michele F. Rudoi                          April 26, 1999
         --------------------                          --------------
         MICHELE F. RUDOI,
         Assistant Secretary