Form 10-Q
period 1999-03-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1999-06-07
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1999, Registrant had cash of $600,951. The Registrant expects that the funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1999, Registrant had restricted cash of $20,541 consisting primarily of funds held as security deposits and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1999, Registrant incurred a loss of $26,372 ($3.15 per limited partnership unit) compared to income of $18,285 ($2.19 per limited partnership unit) for the same period in 1998.

                    Rental income increased $2,656 from $45,742 in the first quarter of 1998 to $48,398 in the same period in 1999. The increase in rental income is the result of an increase in average rental rates at Brass Works.
                     Interest income decreased $20,740 from $24,352 in the first quarter 1998 to $3,612 in the same period in 1999. The decrease is the result of a decrease in the amount of available cash which generated the interest income.

                     Expense for rental operations decreased by $2,607 from $40,271 in the first quarter of 1998 to $37,664 in the same period in 1999. The decrease is mainly the result of a decrease in expenses incurred in connection with the 1998 distribution to the limited partners. In addition, at Locke Mill, there was an increase in wages and salaries expense due to cost of living increases partially offset by a decrease in the maintenance expense due to a lower turnover of apartment units.

                      Losses  incurred  during  the  quarter  at   the
Registrant's two properties amounted to $4,000, compared to income of approximately $6,000 for the same period in 1998.

                     In the first quarter of 1999, Registrant incurred
a loss of $5,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $7,000 including $12,000 of depreciation expense in the first quarter of 1998. The decrease in the loss from the first quarter of 1998 to the first quarter of 1999 is due to an increase in rental income due to an increase in the average rental rates.

                      In the first quarter of 1999, Registrant recognized income of $1,000 at the Locke Mill Plaza, including $7,000 of depreciation expense, compared to income of $1,000 including $7,000 of depreciation expense in the first quarter of 1998. Although there was no overall change in income from the first quarter of 1998 to the same period in 1999, there was an increase in wages and salaries expense due to cost of living increases partially offset by a decrease in maintenance expense due to a lower turnover of apartment units.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         March 31, 1999        December 31, 1998
                                           (Unaudited)
Rental properties, at cost:
Land                                       $   74,324              $   74,324
Buildings and improvements                  2,246,555               2,246,555
Furniture and fixtures                         26,054                  26,054
                                            ---------               ---------
                                            2,346,933               2,346,933
Less - Accumulated depreciation              (974,950)               (952,232)
                                            ---------               ---------
                                            1,371,983               1,394,701

Cash and cash equivalents                     600,951                 603,499
Restricted cash                                20,541                  23,673
Other assets                                   10,064                   7,477
                                            ---------               ---------
       Total                               $2,003,539              $2,029,350
                                            =========               =========
                   Liabilities and Partners' Equity

Liabilities:
Accounts payable:
       Trade                               $   29,789              $   30,876
Other liabilities                                  54                     821
Tenant security deposits                       12,880                  10,465
                                            ---------               ---------
       Total liabilities                       42,723                  42,162
                                            ---------               ---------
Partners' equity                            1,960,816               1,987,188
                                            ---------               ---------
       Total                               $2,003,539              $2,029,350
                                            =========               =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


                                             Three months          Three months
                                                 Ended                 Ended
                                               March 31,             March 31,
                                                 1999                  1998
Revenues:
Rental income                                $  48,398              $  45,742
Interest income                                  3,612                 24,352
                                                ------                 ------
       Total revenues                           52,010                 70,094
                                                ------                 ------
Costs and expenses:
Rental operations                               37,664                 40,271
General and administrative                      18,000                 25,500
Depreciation and amortization                   22,718                 22,608
                                                ------                 ------
       Total costs and expenses                 78,382                 88,379
                                                ------                 ------
Net loss                                    ($  26,372)            ($  18,285)
                                                ======                 ======
Net loss per limited partnership unit       ($    3.15)            ($    2.19)
                                                ======                 ======


The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                           Three months ended
                                                                  March 31,
                                                          1999           1998
Cash flows from operating activities:
 Net loss                                             ($ 26,372)    ($  18,285)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                           22,718         22,608
 Changes in assets and liabilities:
  Decrease in restricted cash                             3,132         24,285
  (Increase) decrease in other assets                    (2,587)       151,719
 Decrease in accounts payable - trade                    (1,087)      (184,821)
 Decrease in other liabilities                             (767)          (715)
 Increase (decrease) in tenant security deposits          2,415           (265)
                                                        -------      ---------
Net cash used in operating activities                    (2,548)        (5,474)
                                                        -------      ---------
Distributions                                                 0       (252,954)
                                                        -------      ---------
Net cash used in investing activities                         0       (252,954)
                                                        -------      ---------
Decrease in cash and cash equivalents                    (2,548)      (258,428)

Cash and cash equivalents at beginning of period        603,499      3,102,030
                                                        -------      ---------
Cash and cash equivalents at end of period             $600,951     $2,843,602
                                                        =======      =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV Income Fund (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 1999             DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      ------------
                               By: Dover Historic Advisors III, General Partner

                                   By:   EPK, Inc.,  General Partner

                                         By: /s/ Spencer Wertheimer
                                             ----------------------
                                             SPENCER WERTHEIMER
                                             President and Treasurer