Form 10-Q
period 1999-06-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1999-08-25
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to______________

Commission file number                       33-11907
                       -----------------------------------------------
                       DIVERSIFIED HISTORIC INVESTORS IV
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2440837
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

            1609 Walnut Street, Philadelphia, PA  19103
---------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1999, Registrant had cash of approximately $603,883. The Registrant expects that the funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the properties, the Registrant distributed $248,571 to the limited partners in July 1999. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1999, Registrant had restricted cash of $23,580 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1999, Registrant incurred a loss of $19,324 ($2.30 per limited partnership unit) compared to a loss of $13,130 ($1.57 per limited partnership unit) for the same period in 1998. For the first six months of 1999, the Registrant incurred a loss of $45,695 ($5.45 per limited partnership unit) compared to $31,417 ($3.75 per limited partnership unit) for the same period in 1998.

                    Rental income increased $1,027 from $47,703 in the second quarter of 1998 to $48,730 in the same period in 1999 and increased $3,683 from $93,445 for the first six months of 1998 to $97,128 in the same period in 1999. The increase in rental income for the second quarter and the first six months of 1999 from the same periods in 1998 is the result of an increase of occupancy at Locke Mill Plaza (92% to 100%) for the second quarter and (93% to 99%) for the first six months and an increase in the average rental rates at Brass Works.

                     Interest income decreased $1,246 from $3,640 in the second quarter of 1998 to $2,394 in the same period in 1999 and decreased $21,986 from $27,992 for the first six months of 1998 to $6,006 in the same period in 1999 due to a decrease in the average cash balances.

                     Expense for rental operations increased by $5,864 from $23,865 in the second quarter of 1998 to $29,729 in the same period in 1999 and for the first six months of 1999 increased by $3,254 from $64,138 for the first six months of 1998 to $67,392 in the same period in 1999. The increase for the second quarter and the first six months of 1999 from the same period in 1998 is the result of an increase in legal fees incurred by the Registrant and an increase in maintenance expense at Locke Mill Plaza as a result of the increase in occupancy.

                     Income recognized during the quarter at the Registrant's three properties amounted to $7,000, compared to income of approximately $8,000 for the same period in 1998. For the first six months of 1999, the Registrant recognized income of $2,000 compared to income of approximately $2,000 for the same period in 1998.

                      In the second quarter of 1999, Registrant recognized income of $5,000 at the Brass Works, including $12,000 of depreciation expense, compared to income of $6,000 including $12,000 of depreciation expense in the second quarter of 1998. The decrease in income for the second quarter of 1999 from the same period in 1998 is the result of an increase in overall operating expenses partially offset by an increase in rental income due to an increase in the average rental rates.

                     For the first six months of 1999, Registrant incurred a loss of $1,000 at Brass Works including $24,000 of depreciation expense, compared to a loss of $1,000 for the same period in 1998, including $24,000 of depreciation expense. Although, there was no significant overall change there was an increase in rental income due to an increase in the average rental rates partially offset by an increase in the overall operating expenses.

                      In the second quarter of 1999, Registrant recognized income of $2,000 at the Locke Mill Plaza, including $7,000 of depreciation expense, compared to an income of $2,000 including $8,000 of depreciation expense in the second quarter of 1998 and for the first six months of 1999, Registrant recognized income of $3,000 including $13,000 of depreciation expense, compared to an income of $3,000 for the same period in 1998, including $13,000 of depreciation expense. Although there was no significant overall change, there was an increase in rental income due to an increase in occupancy (92% to 100%) for the second quarter and (93% to 99%) for the six months partially offset by an increase in maintenance expense as a result of the increase in occupancy.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         June 30, 1999         December 31, 1998
                                           (Unaudited)
Rental properties, at cost:
Land                                       $   74,324              $   74,324
Buildings and improvements                  2,246,555               2,246,555
Furniture and fixtures                         26,054                  26,054
                                            ---------               ---------
                                            2,346,933               2,346,933
Less - Accumulated depreciation              (997,668)               (952,232)
                                            ---------               ---------
                                            1,349,265               1,394,701

Cash and cash equivalents                     603,883                 603,499
Restricted cash                                23,580                  23,673
Other assets                                    6,417                   7,477
                                           ----------              ----------
       Total                              $ 1,983,145             $ 2,029,350
                                           ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:

Accounts payable - Trade                  $    27,911             $    30,876
Other liabilities                               1,356                     821
Tenant security deposits                       12,385                  10,465
                                            ---------               ---------
       Total liabilities                       41,652                  42,162
                                            ---------               ---------
Partners' equity                            1,941,493               1,987,188
                                            ---------               ---------
       Total                              $ 1,983,145             $ 2,029,350
                                            =========               =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                   Three months               Six months
                                  Ended June 30,            Ended June 30,
                                1999        1998          1999         1998

Revenues:
   Rental income              $ 48,730    $ 47,703     $  97,128    $  93,445
   Interest income               2,394       3,640         6,006       27,992
                                ------      ------       -------      -------
   Total revenues               51,124      51,343       103,134      121,437
                                ------      ------       -------      -------
Costs and expenses:
   Rental operations            29,729      23,865        67,392       64,138
   General and
      Administrative            18,000      18,000        36,000       43,500
   Depreciation and
      Amortization              22,719      22,608        45,437       45,216
                                ------      ------       -------      -------
   Total costs and
      Expenses                  70,448      64,473       148,829      152,854
                                ------      ------       -------      -------
Net loss                     ($ 19,324)  ($ 13,130)   ($  45,695)  ($  31,417)
                                ======      ======       =======      =======
Net loss per limited
partnership unit             ($   2.30)  ($   1.57)   ($    5.45)  ($    3.75)
                                ======      ======       =======      =======

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                    1999               1998

Cash flows from operating activities:
 Net loss                                       ($  45,695)        ($  31,417)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                      45,437             45,216
 Changes in assets and liabilities:
 Decrease in restricted cash                            93             20,227
 Decrease in other assets                            1,059            150,014
 Decrease in accounts payable - trade               (2,965)          (185,117)
 Increase (decrease) in other liabilities            1,920               (195)
 Increase in tenant security deposits                  535                830
                                                  --------          ---------
Net cash provided by (used in) operating activities    384               (442)
                                                  --------          ---------
Cash flows from investing activities:
 Capital expenditures                                    0                  0
                                                  --------          ---------
Net cash provided by investing activities                0                  0
                                                  --------          ---------
Cash flows from financing activities:
 Distribution to partners                                0         (2,529,533)
                                                  --------          ---------
Net cash used in financing activities                    0         (2,529,533)
                                                  --------          ---------
Increase (decrease) increase in cash and cash
  equivalents                                          384         (2,529,975)

Cash and cash equivalents at beginning of period   603,499          3,102,030
                                                  --------          ---------
Cash and cash equivalents at end of period       $ 603,883         $  572,055
                                                  ========          =========

The accompanying notes are an integral part of these financial statements.

             DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV Income Fund (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 1999         DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      ---------------
                              By: Dover Historic Advisors III, General Partner

                                  By:   EPK, Inc.,  General Partner

                                        By: /s/ Spencer Wertheimer
                                            ----------------------
                                            SPENCER WERTHEIMER
                                            President