Form 10-Q
period 1999-09-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 1999-12-08
CIK 810623

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC.  20549

                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                               ---------------------------------------
                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________

Commission file number             33-11907
                       ------------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

     Pennsylvania                                      23-2440837
-------------------------------                    --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)

                  1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800
                                                   --------------------
                             N/A
-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     X   No

            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 1999, Registrant had cash of approximately $316,504. The Registrant expects that the funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the properties, the Registrant distributed $248,571 to the limited partners
in  July  1999.   The Registrant is not  aware  of  any additional sources of liquidity.

              As of September 30, 1999, Registrant had restricted cash of $26,952 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During   the  third  quarter  of   1999, Registrant  incurred
a loss of $23,124 ($2.76 per limited partnership unit) compared to a loss of $8,287 ($.99 per limited partnership unit) for the same period in 1998. For the first nine months of 1999, the Registrant incurred a loss of $68,819 ($8.22 per limited partnership unit) compared a loss of $39,704 ($4.74 per limited partnership unit) for the same period in 1998.

               Rental income increased $2,961 from $46,063 in the third quarter of 1998 to $49,024 in the same period in 1999 and increased $6,644 from $139,508 for the first nine months of 1998 to $146,152 in the same period in 1999. The increase in rental income for the third quarter and the first nine months of 1999 from the same periods in 1998 is the result of an increase in the average occupancy and average rental rates at the Brass Works and an increase in the average occupancy at Locke Mill Plaza.

              Interest income decreased $1,204 from $3,333 in the third quarter of 1998 to $2,129 in the same period in 1999 and decreased $23,190 from $31,325 for the first nine months of 1998 to $8,135 in the same period in 1999 due to the decrease in the average cash balances.

              Expense for rental operations increased $10,483 from $23,076 in the third quarter of 1998 to $33,559 in the same period in 1999 and for the first nine months of 1999 increased $13,737 from $87,214 for the first nine months of 1998 to $100,951 in the same period in 1999. The increase for the third quarter and the first nine months of 1999 from the same period in 1998 is the result of an increase in maintenance expense at the Brass
Works and an increase  in  legal fees  incurred  by  the Registrant.   The
increase in maintenance expense at the Brass Works is due to the increase in the turnover of apartment units.

              Income recognized during the quarter at the Registrant's three properties amounted to $7,000, compared to income of approximately $5,000 for the same period in 1998. For the first nine months of 1999, the Registrant recognized income of $10,000 compared to income of approximately $6,000 for the same period in 1998.

              In the third quarter of 1999, Registrant recognized income of $8,000 at the Brass Works, including $12,000 of depreciation expense, compared to income of $8,000 including $12,000 of depreciation expense in the third quarter of 1998. Although there was no significant overall change, there  was an increase  in  rental income due to an increase  in  the average occupancy (97% to 99%) and an increase  in  the average rental rates
partially offset by an increase in maintenance expense.   The increase in
maintenance expense is the result of the increase in occupancy and an increase in the turnover of apartment units.

               For the first nine months of 1999, Registrant recognized income of $8,000 at the Brass Works including $36,000 of depreciation expense, compared to income of $7,000 for the same period in 1998, including $36,000
of depreciation expense.   The increase in net income is due to an increase in
rental income partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in the average rental rates while the average occupancy declined slightly (98% to 96%). The increase in the maintenance expense is due to an increase in the turnover of apartment units.

              In the third quarter of 1999, Registrant incurred a loss of $1,000 at the Locke Mill Plaza, including $7,000 of depreciation expense, compared to a loss of $3,000 including $7,000 of depreciation expense in the second quarter of 1998 and for the first nine months of 1999, Registrant recognized income of $2,000 including $20,000 of depreciation expense, compared to a loss of $1,000 for the same period in 1998, including $20,000 of depreciation expense. The decrease in the loss for the third quarter and the increase in income for the first nine months of 1999 from the same
periods in  1998 is mainly the result of an increase in  rental income.   The
increase in rental income is due to an increase in the average occupancy (89% to 97%) for the third quarter and for the first nine months (92% to 98%) of 1999.

                DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                    (a Pennsylvania limited partnership)

                         CONSOLIDATED BALANCE SHEETS

                                         Assets

                              September 30, 1998    December 31, 1999
                                (Unaudited)
Rental properties, at cost:
Land                                $   74,324     $     74,324
Buildings and improvements           2,246,555        2,246,555
Furniture and fixtures                  26,054           26,054
                                     ---------        ---------
                                     2,346,933        2,346,933
Less - Accumulated depreciation     (1,020,386)        (952,232)
                                     ---------        ---------
                                     1,326,547        1,394,701

Cash and cash equivalents              316,504          603,499
Restricted cash                         26,952           23,673
Other assets                            18,255            7,477
                                     ---------        ---------
     Total                          $1,688,258       $2,029,350
                                     =========        =========
                    Liabilities and Partners' Equity

Liabilities:
Accounts payable:
     Trade                          $   33,116       $   30,876
Other liabilities                          818              821
Tenant security deposits                12,145           10,465
                                     ---------        ---------
     Total liabilities                  46,079           42,162
                                     ---------        ---------
Partners' equity                     1,642,179        1,987,188
                                     ---------        ---------
     Total                          $1,688,258       $2,029,350
                                     =========        =========

The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS IV
                     (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                             Three months          Nine months
                         Ended September 30,   Ended September 30,
                           1999      1998        1999       1998

Revenues:
   Rental income        $ 49,024   $ 46,063    $146,152   $139,508
   Interest income         2,129      3,333       8,135     31,325
                          ------     ------     -------    -------
  Total revenues          51,153     49,396     154,287    170,833
                          ------     ------     -------    -------
Costs and expenses:
   Rental operations      33,559     23,076     100,951     87,214
   General and            18,000     12,000      54,000     55,500
    administrative
   Depreciation and       22,718     22,607      68,155     67,823
    amortization
                          ------     ------     -------    -------
  Total costs and         74,277     57,683     223,106    210,537
   expenses               ------     ------     -------    -------

Net loss                ($23,124)  ($ 8,287)  ($ 68,819) ($ 39,704)
                          ======     ======     =======    =======
Net loss per limited
partnership unit        ($  2.76)  ($   .99)   ($  8.22) ($   4.74)
                          ======     ======      ======    =======

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
                    (a Pennsylvania limited partnership)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                          Nine months ended
                                            September 30,
                                             1999       1998

Cash flows from operating activities:
 Net loss                               ($  68,819) ($  39,704)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
 Depreciation and amortization              68,155      67,823
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash     (3,279)     16,957
 (Increase) decrease in other assets       (10,778)    155,407
 Increase (decrease) in accounts             2,240    (180,160)
  payable - trade
 (Decrease) increase in other liabilities       (4)        804
 Increase (decrease) in tenant               1,680        (470)
  security deposits
                                           -------     -------
Net cash (used in) provided by             (10,805)     20,657
operating activities                       -------     -------

Cash flows from investing activities:
 Capital expenditures                            0           0
                                           -------     -------
Net cash provided by investing activities        0           0
                                           -------     -------
Cash flows from financing activities:
 Distribution to partners                 (276,190) (2,529,533)
                                           -------   ---------
Net cash used in financing activities     (276,190) (2,529,533)
                                           -------   ---------
Decrease in cash and cash equivalents     (286,995) (2,508,876)

Cash and cash equivalents at               603,499   3,102,030
beginning of period                        -------   ---------
Cash and cash equivalents at end of       $316,504  $  593,154
period                                     =======   =========

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

           (b) Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 1999     DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      ----------------
                           By: Dover Historic Advisors III, General Partner

                                By:   EPK, Inc.,  General Partner

                                      By:  /s/  Spencer Wertheimer
                                          -------------------------
                                          SPENCER WERTHEIMER
                                          President