Form 10-K
period 1999-12-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 2000-08-25
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 31, 1999
                          ---------------------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ------------------------

Commission file number                          33-11907
                      -------------------------------------------------------

                      DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                         23-2440837
--------------------------------                             ----------------
incorporation or organization                                (I.R.S. Employer
(State or other jurisdiction of                             Identification No.)

                 1609 WALNUT STREET, PHILADELPHIA,  PA  19103
-----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's  telephone number, including area code  (215) 557-9800

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: 8,285.7 Units

                    UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                  -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

Aggregate market value of Units held by non- affiliates of the Registrant:
Not Applicable*

*  Securities not quoted in any trading market to Registrant's knowledge.

                    PART I

Item 1.   Business

          a. General Development of Business

              Diversified Historic Investors IV
("Registrant") is a limited partnership  formed
in 1987 under Pennsylvania Law.  As of December
31,  1999,  Registrant had outstanding  8,285.7
units  of  limited  partnership  interest  (the
"Units").

              Registrant  is presently  in  its
operating  stage.   It originally  owned  three
properties or interests therein.  One  property
has   been   sold.   It  currently   owns   two
properties. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II, Item
7.  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations.

              The  following is  a  summary  of
significant    transactions    involving    the
Registrant's interests:

               During   1994,  the   Registrant
converted  the property ("Henderson  Riverfront
Apartments") owned by 700 Commerce Mall General
Partnership   ("CMGP"),  a  Louisiana   general
partnership in which the Registrant owns a  95%
interest, into condominiums and began  offering
the  units  for sale.  The units were  marketed
and sold by an affiliate of the Registrant's co-
general partner ("HRI").  The asking prices  of
the  units  ranged  from $72,000  to  $135,000,
depending  on size, configuration and  location
within  the  building.   Funds  were  necessary
during the selling period for improvements  and
repairs   to  common  areas,  individual   unit
upgrades,  marketing, selling costs, and  fees.
During  1996  and  1995,  these  expenses  were
approximately     $146,000    and     $416,000,
respectively,  and were funded from  the  sales
proceeds.   One of the difficulties in  selling
condominium  units  is  the  buyers'   frequent
inability  to  obtain  financing.   Most  banks
offering  residential  financing  require  that
their  loans  meet  Federal  National  Mortgage
Association  ("FNMA") requirements.   One  such
requirement  is  that the unit  being  financed
cannot  be a part of a project in which 30%  or
more  of the units are owned by investors.   At
conversion, the Henderson Riverfront Apartments
were owned 100% by CMGP and, therefore, did not
meet  FNMA requirements.  Because of  this  and
similar  market conditions, the  seller,  CMGP,
provided  financing for a large  percentage  of
the  units sold.  All loans required a  minimum
10%  down  payment,  and  all  purchasers  were
qualified  by an independent mortgage brokerage
company, using FNMA guidelines.  The loans were
collateralized  by  the condominium  units  and
bore interest at rates ranging from 6 1/2% to 8
1/4%.  The loans consisted of two types, a  30-
year fixed rate mortgage and a 7/23 loan.   The
interest  rate  on  the 7/23  loan  during  the
initial  7-year term is fixed.  Interest  after
the 7th anniversary of the loan is reset at 250
basis  points in excess of the 10-year Treasury
Note as reported in the Wall Street Journal for
the  next  business  day immediately  preceding
such  7th  anniversary, rounded upward  to  the
next  highest 1/8% of 1%, with a cap of  13.5%.
Interest and principal are due monthly and  all
principal  payments  are  based  on  a  30-year
amortization  schedule.   As  of  December  31,
1996,  all  61  units  had  been  sold  for  an
aggregate amount of $6,009,745 ($4,055,459  net
of  selling  expenses and capital expenditures,
including  those described above).   The  units
sold  ranged in price from $71,250 to $127,065.
Of  the units sold, 46 of the buyers opted  for
the   seller  provided  financing  with   loans
ranging from $62,700 to $181,900 (represents one mortgage secured by two units).

           On  December 30, 1997, the  mortgage
loans   were   sold.   These   mortgages   were
"nonconforming," which means  that  they  could
not  be  sold on the standard secondary market.
Moreover,  even for "conforming" mortgages  the
market  for  loans  secured  by  properties  in
Louisiana   is  limited,  based  upon   certain
perceived     difficulties    in     exercising
foreclosure  rights  in  Louisiana.    However,
despite these problems, the Registrant believed
that    then    current   favorable    economic
environment provided an unusual opportunity  to
sell  the mortgages.  Any deterioration in  the
real   estate  markets  or  the  interest  rate
environment would have substantially  decreased
the  value of the mortgage loans and would have
increased    the   likelihood    of    defaults
thereunder.   In  soliciting  offers  for   the
loans, prospective buyers were unwilling to pay
more than 70% to 75% of the face amount of  the
loans.  However, the Registrant ultimately  was
able  to  procure a purchaser  willing  to  pay
85.5%   of   the  face  values.   Included   in
operations is a loss of $448,957 related to the sale of the loans.

            b.   Financial  Information   about
Industry Segments

              The  Registrant operates  in  one
industry segment.

          c. Narrative Description of Business

              Registrant is in the business  of
operating,  holding,  selling,  exchanging  and
otherwise  dealing in and with real  properties
containing  improvements  that  are  "Certified
Historic  Structures," as such term is  defined
in  the Internal Revenue Code (the "Code")  for
use   as   apartments,  offices,   hotels   and
commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

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

               As   of   December   31,   1999,
Registrant  owned interests in two  properties,
one   each   located  in  North  Carolina   and
Pennsylvania.  In total, the properties contain
22  apartment units.  As of December 31,  1999,
21  of the apartment units were under lease  at
monthly rental rates ranging from $525 to $875.
Rental of the apartments is not expected to  be
seasonal.   For  a  further discussion  of  the
properties, see Item 2. Properties.

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

            d.   Financial  Information   About
Foreign  and  Domestic  Operations  and  Export
Sales.

              See  Item 8. Financial Statements
and Supplementary Data.

Item 2.   Properties

           As  of  the  date hereof, Registrant
owned two properties, or interests therein.   A
summary description of each property held at December 31, 1999 is given below.

           a. The Brass Works - consists of  12
apartments  located  at  231-237  Race  Street,
Philadelphia,  Pennsylvania.   In   May   1987,
Registrant   acquired  and  rehabilitated   the
Property   for  $1,200,000  ($111  per   square
foot)("sf") funded by its equity contribution.

              The  property is managed by BCMI.
At  December  31,  1999, all of  the  apartment
units  were  under  lease (100%)  with  monthly
rents  ranging from $690 to $875.   All  leases
are  renewable, one-year leases.  The occupancy
for  the previous four years was 100% for 1998,
92%  for  1997, 89% for 1996 and 92% for  1995.
The monthly rental range has been approximately
the  same  since 1995.  For tax purposes,  this
property  has a federal tax basis of $1,203,622
and  is  depreciated  using  the  straight-line
method  with a useful life of 27.5 years.   The
annual  real estate taxes are $9,256  which  is
based on an assessed value of $112,000 taxed at
a  rate  of  $8.264 per $100.   No  one  tenant
occupies  ten percent or more of the  building.
It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Locke Mill Plaza -consists of  10
residential apartment condominium  units  in  a
169 condominium unit project located on Buffalo
Avenue  at  Union  Street  in  Concord,   North
Carolina.    In   November   1988,   Registrant
acquired the units for $665,000 funded by its equity contribution.

              The  property is managed by BCMI.
As  of  December 31, 1999, 9 units  were  under
lease  (80%)  with monthly rates  ranging  from
$525  to $560.  All leases are renewable,  one-
year  leases.   The occupancy for the  previous
four years was 100% for 1998, 89% for 1997, 95%
for  1996 and 90% for 1995.  The monthly rental
range  has  been approximately the  same  since
1995.   For tax purposes, this property  has  a
federal   tax   basis  of   $696,049   and   is
depreciated using the straight-line method with
a  useful life of 27.5 years.  The annual  real
estate  taxes are $4,459 which is based  on  an
assessed value of $424,670 taxed at a  rate  of
$1.08  per  $100.  No one tenant  occupies  ten
percent  or more of the building.   It  is  the
opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                    PART II

Item 5.   Market for Registrant's Common Equity
and Related Stockholder Matters

           a.  There  is no established  public
trading market for the Units. Registrant does not anticipate any such market will develop.
Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur.
Registrant's records indicate that 91 units were sold or exchanged in 1999.

           b.  As  of December 31, 1999,  there
were 945 record holders of Units.

           c.  In 1999 and 1998 Registrant made
distributions in the amount of $276,190 and $2,529,533 out of available cash flow.

Item 6.   Selected Financial Data

          The following selected financial data
are for the five years ended December 31, 1999.
The data should be read in conjunction with the
consolidated   financial  statements   included
elsewhere herein. This data is not covered by the independent auditors' report.

                       1999        1998        1997       1996        1995
                      ------      ------      ------     ------      ------
 Rental income     $  194,123  $  190,058  $  180,312  $  267,148  $  393,751
 Interest income       11,328      35,117     274,358     196,100     125,505
 Net loss             (92,209)    (60,005)   (541,583)    (25,170)   (119,070)
 Net loss per unit     (11.02)      (7.17)     (64.71)      (3.01)     (13.03)
 Total assets (net  1,675,218   2,029,350   4,802,128   5,574,564   6,095,438
  of depreciation
  and amortization)
 Dividends
  (distributions)     276,190   2,529,533     276,190     276,190     291,206


Item  7.   Management's Discussion and Analysis
of Financial Conditions and Results of Operations

          (1)  Liquidity

              At  December 31, 1999, Registrant
had   cash  of  approximately  $325,890.    The
Registrant expects that the funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. In addition to the operating expenses of the properties, the Registrant distributed $248,571 and $2,276,580 to the limited partners in July 1999 and March 1998, respectively. The Registrant is not aware of any additional sources of liquidity.

               As   of   December   31,   1999,
Registrant  had  restricted  cash  of   $25,169
consisting primarily of funds held as security deposits, replacement reserves, escrows for taxes and insurance and unpaid conversion fees.
As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

          (2)  Capital Resources

              Any  capital expenditures  needed
are  generally replacement items and are funded
out  of  cash  from operations  or  replacement
reserves, if any.  The Registrant is not  aware
of  any  factors  which would cause  historical
capital   expenditures   levels   not   to   be
indicative  of  capital  requirements  in   the
future and accordingly, does not believe that it will have to commit material resources to capital investments for the foreseeable future.

          (3)  Results of Operations

             During 1999, Registrant incurred a
net   loss  of  $92,209  ($11.02  per   limited
partnership unit) compared to a loss of $60,005
($7.17  per limited partnership unit)  in  1998
and  a  loss  of $541,583 ($64.71  per  limited
partnership  unit) in 1997.   Included  in  the
loss  for 1997 is the $448,957 loss related  to
the  sale of the notes as referred to  in  Item
1a,  above.  In July 1999 and March  1998,  the
Registrant  distributed approximately  $248,571
and $2,276,580, respectively, to the limited partners.

               Rental  income  increased   from
$180,312  in  1997  to  $190,058  in  1998   to
$194,128  in 1999.  The increase from  1998  to
1999 is due to an increase in rental income  at
Brass  Works due to an increase in the  average
rental  rates.  The increase from 1997 to  1998
is  due to an increase in rental income at both
Brass Works and Locke Mill due to an increase in both the average occupancy and the average rental rates.

              Interest  income  decreased  from
$274,358 in 1997 to $35,117 in 1998 to  $11,328
in  1999.   The decrease from 1998 to 1999  and
from  1997 to 1998 is due to a decrease in  the
average  cash  balance  as  a  result  of   the
distributions.

                Rental    operations    expense
decreased from $348,325 in 1997 to $121,027  in
1998  and increased to $129,346 in 1999.    The
increase  from  1998  to  1999  is  due  to  an
increase  in  the maintenance  expense  at  the
Brass  Works due to an increase in the turnover
of  apartment  units  partially  offset  by   a
decrease  in maintenance expense at Locke  Mill
due   to   a   decrease  in  the  turnover   of
condominium units. The decrease from 1997 to 1998 is due to a decrease at Henderson due to one-time fees incurred in 1997 associated with the sale of the notes.

             General and administrative expense
decreased  from $108,000 in 1997 to $73,500  in
1998  and  increased to $77,000 in  1999.   The
increase from 1998 to 1999 is due to fees  paid
to the General Partner.  The decrease from 1997
to  1998  is  due to the sale of the  Henderson
notes   and  a  subsequent  reduction  in   the
administrative fees charged to the Registrant.

              In  1999,  income of $20,000  was
recognized at the Registrant's three properties
compared  to income of $19,000 in  1998  and  a
loss  of  $402,000 in 1997.   A  discussion  of
property operations/activities follows:

              In  1999,  Registrant incurred  a
loss  of  $5,000  at  The Henderson  Riverfront
Apartments  compared  to  income  of   $29,000,
including  depreciation expense of  $39,000  in
1998   and   a   loss  of  $402,000   including
depreciation expense of $39,000 in  1997.   The
decrease from 1998 to 1999 is due to a decrease
in interest income combined with an increase in
legal expense. Interest income decreased due to
a  decrease in the average cash balance.  Legal
expense   increased  due  to   fees   paid   in
connection  with  a  tenant claim  resolved  in
1999.    The  decrease  in  income  from   1997
(exclusive of the loss on the sale of the notes) to 1998 is due to a decrease in interest income due to a decrease in the average cash balance.

              In  1999,  Registrant  recognized
income   of   $20,000,  including  $49,000   in
depreciation   expense  at  the  Brass   Works,
compared   to  income  of  $18,000,   including
$48,000 depreciation expense in 1998 and income of $2,000, including $48,000 of depreciation expense in 1997. The increase in income from 1998 to 1999 is due to an increase in rental income partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in the average rental rates. The increase in the maintenance expense is due to an increase in the turnover of apartment units. The increase in income from 1997 to 1998 is due to an increase in rental income due to an increase in the average occupancy (92% to 98%) and an increase in the average rental rates.

              In  1999,  Registrant  recognized
income  of  $5,000  at  the  Locke  Mill  Plaza
including  $26,000  of  depreciation   expense,
compared to income of $1,000 including  $26,000
of  depreciation expense in 1998 and a loss  of
$2,000,   including  $26,000  of   depreciation
expense  in 1997.  The increase in income  from
1998   to   1999  is  due  to  a  decrease   in
maintenance expense due to a decrease in the turnover of condominium units. The increase in income from 1997 to 1998 is due to an increase in rental income due to an increase in the average occupancy (89% to 93%) and an increase in the average rental rates.

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

         Independent Auditor's Report



To the Partners of
Diversified Historic Investors IV

We  have  audited the accompanying consolidated
balance sheet of Diversified Historic Investors
IV  (a  Pennsylvania Limited  Partnership)  and
subsidiaries as of December 31, 1999  and  1998
and  the  related statements of operations  and
changes in partners' equity and cash flows  for
the  years  ended December 31, 1999,  1998  and
1997.   These consolidated financial statements
are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of
December 31, 1999 and 1998, and the results of operations and cash flows for the years ended
December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming
an  opinion  on the basic financial  statements
taken  as a whole.  The Schedule of Real Estate
and  Accumulated Depreciation  on  page  19  is
presented   for  the  purposes  of   additional
analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 9, 2000

              DIVERSIFIED HISTORIC INVESTORS IV
                   (a limited partnership)

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                               Page

   Consolidated Balance Sheets at December 31, 1999 and 1998      10

   Consolidated Statements of Operations for the Years
   Ended December 31, 1999, 1998, and 1997                        11

   Consolidated Statements of Changes in Partners' Equiity
   for the Years Ended December 31, 1999, 1998, and 1997          12

   Consolidated Statements of Cash Flows for  the  Years
   Ended December 31, 1999, 1998, and 1997                        13

   Notes to consolidated financial statements                    14-17

Financial statement schedules:

   Schedule  XI  -  Real Estate and Accumulated Depreciaton       19

   Notes to Schedule XI                                           20


All  other  schedules are omitted because  they are  not applicable or the
required information is   shown   in   the  consolidated   financial
statements or notes thereto.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

                  CONSOLIDATED BALANCE SHEETS

                  December 31, 1999 and 1998


                              Assets

                                             1999           1998
                                            ------         ------
Rental properties at cost:
  Land                                   $   74,324     $   74,324
  Buildings and improvements              2,246,555      2,246,555
  Furniture and fixtures                     29,814         26,054
                                         ----------     ----------
                                          2,350,693      2,346,933
  Less - accumulated depreciation        (1,043,546)      (952,232)
                                         ----------     ----------
                                          1,307,147      1,394,701

Cash and cash equivalents                   325,890        603,499
Restricted cash                              25,169         23,673
Other assets                                 17,012          7,477
                                         ----------     ----------
          Total                          $1,675,218     $2,029,350
                                         ==========     ==========

                Liabilities and Partners' Equity

Liabilities:
  Accounts payable:
     Trade                               $   43,456     $   30,876
  Other liabilities                           1,538            821
  Tenant security deposits                   11,435         10,465
                                         ----------     ----------
          Total liabilities                  56,429         42,162
                                         ----------     ----------
Partners' equity                          1,618,789      1,987,188
                                         ----------     ----------
          Total                          $1,675,218    $ 2,029,350
                                         ==========    ===========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 1999, 1998 and 1997



                                          1999          1998          1997
                                         ------        ------        ------
Revenues:
  Rental income                         $194,123      $190,058      $180,312
  Interest income                         11,328        35,117       274,358
                                        --------      --------      --------
  Total revenues                         205,451       225,175       454,670
                                        --------      --------      --------
Costs and expenses:
  Rental operations                      129,346       121,027       348,325
  General and administrative              77,000        73,500       108,000
  Loss on sale of notes                        0             0       448,957
  Depreciation and amortization           91,314        90,653        90,971
                                        --------      --------      --------
  Total costs and expenses               297,660       285,180       996,253
                                        --------      --------      --------
Net loss                               ($ 92,209)    ($ 60,005)    ($541,583)
                                        ========      ========      ========
Net loss per limited partnership unit  ($  11.02)    ($   7.17)    ($  64.71)
                                        ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS IV
                      (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1999, 1998 and 1997


                                   Dover Historic       Limited
                                  Advisors III (1)    Partners (2)    Total
                                  ----------------    ------------    -----
Percentage participation in
profit or loss                            1%              99%         100%

Balance at December 31, 1996         ($140,755)       $5,535,254   $5,394,499
Net loss                                (5,416)         (536,167)    (541,583)
Distribution to partners               (27,619)         (248,571)    (276,190)
                                      --------        ----------   ----------
Balance at December 31, 1997          (173,790)        4,750,516    4,576,726
Net loss                                  (600)          (59,405)     (60,005)
Distribution to partners              (252,953)       (2,276,580)  (2,529,533)
                                      --------        ----------   ----------
Balance at December 31, 1998          (427,343)        2,414,531    1,987,188
Net loss                                  (922)          (91,287)     (92,209)
Distribution to partners               (27,619)         (248,571)    (276,190)
                                      --------        ----------   ----------
Balance at December 31, 1999         ($455,884)       $2,074,673   $1,618,789
                                      ========        ==========   ==========


 (1) General Partner

 (2) 8,285.7 limited partnership units outstanding at December 31, 1999, 1998, and 1997.

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                    (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 1998 and 1997

                                           1999           1998         1997
                                          ------         ------       ------
Cash flows from operating activities:
  Net loss                             ($  92,209)  ($   60,005)  ($  541,583)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
Depreciation and amortization              91,314        90,653        90,971
Changes in assets and liabilities:
 (Increase) decrease in restricted cash    (1,496)       33,012        50,751
 (Increase) decrease in other assets       (9,534)      152,794      (157,705)
 Increase (decrease) in accounts
  payable - trade                          12,579      (182,126)       57,539
 Decrease in accounts payable -
  related parties                               0             0           (39)
 Decrease in deferred income                    0             0       (13,282)
 Increase (decrease) in other
  liabilities                                 717            77          (651)
 Increase (decrease) in tenant
  security deposits                           970        (1,190)        1,780
                                         --------    ----------    ----------
    Net cash provided by (used in)
     operating activities:                  2,341        33,215      (512,219)
                                         --------    ----------    ----------
Cash flows from investing activities:
 Capital expenditures                      (3,760)       (2,213)       (3,991)
 Sale of notes receivable                       0             0     3,449,018
                                         --------    ----------    ----------
    Net cash (used in) provided by
     investing activities                  (3,760)       (2,213)    3,445,027
                                         --------    ----------    ----------
Cash flows from financing activities:
 Distributions to partners               (276,190)   (2,529,533)     (276,190)
                                         --------    ----------    ----------
    Net cash used in financing
     activities                          (276,190)   (2,529,533)     (276,190)
                                         --------    ----------    ----------
(Decrease) increase in cash and cash
 and cash equivalents                    (277,609)   (2,498,531)    2,656,618
Cash and cash equivalents at
 beginning of year                        603,499     3,102,030       445,412
                                         --------    ----------    ----------
Cash and cash equivalents at end of year $325,890    $  603,499    $3,102,030
                                         ========    ==========    ==========

Supplemental Schedule of Non-Cash
 Investing Activities:
  Net assets transferred                       0              0    $2,227,249
  Notes receivable received from
   the sale of units                           0              0     1,930,501

The accompanying notes are an integral part of these financial statements.

       DIVERSIFIED HISTORIC INVESTORS IV
            (a limited partnership)

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

3.   Depreciation

Depreciation  is computed using  the  straight-
line method over the estimated useful lives  of
the  assets.   Buildings and  improvements  are
depreciated over 25 years and furniture and fixtures over five years.

4.   Net Loss Per Limited Partnership Unit

The  net  loss per limited partnership interest
(a "Unit") is based on the weighted average number of limited partnership Units outstanding during the period (8,285.7 Units in 1999, 1998, and 1997).

5.   Income Taxes

Federal  and state income taxes are payable  by
the   individual   partners;   therefore,    no
provision or liability for income taxes is reflected in the financial statements.

6.   Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.   Concentration of Credit Risk

Financial instruments which potentially subject
the Partnership to concentration of credit risk
consist   principally   of   cash   and    cash
equivalents.   The  Partnership  maintains  its
cash   and   cash  equivalents   in   financial
institutions  insured by  the  Federal  Deposit
Insurance   Corporation  up  to  $100,000   per
company. At December 31, 1999, uninsured funds held at one institution approximate $186,978.

8.   Restricted Cash

Restricted  cash  includes  amounts  held   for
tenant  security  deposits,  real  estate   tax
reserves and other cash restricted as to use.

9.   Revenue Recognition

Revenues  are  recognized when rental  payments
are  due  on  a  straight-line  basis.   Rental
payments received in advance are deferred until earned.

10.  Rental Properties

Rental  properties  are  stated  at  cost.    A
provision  for impairment of value is  recorded
when   a  decline  in  value  of  property   is
determined  to  be other than  temporary  as  a
result of one or more of the following:  (1)  a
property  is offered for sale at a price  below
its current carrying value; (2) a mortgage loan
on  a property has significant balloon payments
due  within  the foreseeable future  which  the
Partnership  does  not have  the  resources  to
meet,  and  anticipates it will  be  unable  to
obtain    replacement   financing    or    debt
modification sufficient to allow it to continue
to  hold the property over a reasonable  period
of  time;  (3)  a  property has  been,  and  is
expected  to  continue, generating  significant
operating  deficits  and  the  Partnership   is
unable  or  unwilling to sustain  such  deficit
results of operations, and has been unable,  or
anticipates  it will be unable, to obtain  debt
modification,    financing    or    refinancing
sufficient to allow it to continue to hold  the
property  for a reasonable period of  time,  or
(4)  a  property's value has declined based  on
management's  expectations  with   respect   to
projected  future operational  cash  flows  and
prevailing  economic conditions.  An impairment
loss is indicated when the undiscounted sum  of
estimated  future  cash flows  from  an  asset,
including   estimated   sales   proceeds,   and
assuming a reasonable period of ownership up to
5  years,  is less than the carrying amount  of
the asset.  The impairment loss is measured  as
the difference between the estimated fair value
and  the carrying amount of the asset.  In  the
absence  of the above circumstances, properties
and  improvements  are  stated  at  cost.    An
analysis is done on an annual basis at December
31.

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

In May 1987, the Partnership purchased a three-
story   building   located   in   Philadelphia,
Pennsylvania consisting of 12 apartment  units.
The cost to acquire and rehabilitate this property was approximately $1,200,000.

In July 1987, the Partnership was admitted, with a 95% general partnership interest, to a Pennsylvania general partnership which owns a building located in New Orleans, Louisiana consisting of 61 apartment units, for cash contributions of $4,620,000. As of December
31, 1996, all of the units were sold.

In  November 1988, the Partnership purchased  a
building  located in Concord,  North  Carolina,
consisting   of  10  condominium   units,   for
$665,000.

NOTE E - SALE OF UNITS AT HENDERSON

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

CMGP  provided financing for a large percentage
of  the  units  sold.   All  loans  required  a
minimum  10%  down payment, and all  purchasers
were   qualified  by  an  independent  mortgage
brokerage  company, using FNMA guidelines.  The
notes  were  collateralized by the  condominium
units and bore interest at rates ranging from 6
1/2%  to  8 1/4%.  The notes consisted  of  two
types, a 30-year fixed rate mortgage and a 7/23
loan.   The  interest rate  on  the  7/23  loan
during  the  initial  7-year  term  was  fixed.
Interest after the 7th anniversary of the loan was to be reset at 250 basis points in excess of the 10-year Treasury Note, as reported in the Wall Street Journal for the next business day immediately preceding such 7th anniversary, rounded upward to the next highest 1/8% of 1%, with a cap of 13.5%. Interest and principal were due monthly and all principal payments were based on a 30-year amortization schedule.
As of December 31, 1996, all of the 61 units had been sold. The units sold ranged in price from $71,250 to $127,065. Of the units sold, 46 of the 61 sellers opted for the seller provided financing.

Interest income has been recognized as interest
became due.  On December 30, 1997, the mortgage
loans were sold at an average price of 85.5% of
the  full value of the portfolio.  Included  in
operations  in  1997  is  a  loss  of  $448,957
related to the sale of the loans.

NOTE F - INCOME TAX BASIS RECONCILIATION

Certain  items enter into the determination  of
the  results  of  operations in different  time
periods   for   financial  reporting   ("book")
purposes  and for income tax ("tax")  purposes.
A reconciliation of net loss and partners' equity follows:

                                    For the Years Ended December 31,
                                    1999           1998         1997
                                   ------         ------       ------
Net loss - book                ($   92,209)   ($   60,005)  ($  541,583)
Excess of book over tax
 depreciation                       21,807         20,250        22,630
Gain on sale of units                    0              0       402,439
Timing differences                       0              0        (1,109)
Minority interest (tax only)             0              0            18
                                ----------     ----------   -----------
Net loss - tax                 ($   70,402)   ($  39,755)  ($  117,605)
                                ==========     =========    ==========

                                    For the Years Ended December 31,
                                    1999          1998          1997
                                   ------        ------        ------
Partners' equity - book        $1,618,791     $1,987,188    $4,576,726
Costs of issuance               1,077,141      1,077,141     1,077,141
Cumulative tax over book loos     233,343        211,538       191,295
                               ----------     ----------    ----------
Partners' equity - tax         $2,929,275     $3,275,867    $5,845,162
                               ==========     ==========    ==========

           SUPPLEMENTAL INFORMATION

                         DIVERSIFIED HISTORIC INVESTORS IV
                              (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                     Gross Amount at
                                     which Carried at
  Initial Cost to Partnership (b)    December 31, 1999

                  Buildings          Buildings                      Date
                     and                and                Accum.    of    Date
Descrip-           Improve-           Improve-    Total    Deprec. Constr.  Ac-
tion(a)   Land      ments   Land       ments     (c) (d)   (d) (e)  (a)   quired

12
apartment
units in
Philadelphia,
PA     $54,000 $1,209,858 $54,000 $1,398,732 $1,452,732 $  660,070 1988 5/22/87

10
apartment
units in
North
Concord,
NC      20,324    692,522  20,324    877,637    897,961    383,476 1988 11/30/88
       ------- ---------- ------- ---------- ---------- ----------
       $74,324 $1,902,380 $74,324 $2,276,369 $2,350,693 $1,043,546
       ======= ========== ======= ========== ========== ==========

       DIVERSIFIED HISTORIC INVESTORS IV
            (a limited partnership)

             NOTES TO SCHEDULE XI

               December 31, 1999

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

(C)  The aggregate cost of real estate owned at
     December 31, 1999, for Federal income  tax
     purposes is approximately $1,899,671.  The
     depreciable   basis   of   buildings   and
     improvements is reduced for Federal income
     tax     purposes    by    the     historic
     rehabilitation credit obtained.

(D)  Reconciliation  of  land,  buildings   and
     improvements:
                                       1999         1998         1997
                                      ------       ------       ------
Balance at beginning of year       $2,346,933   $2,344,720   $2,340,729
Additions during the year:
  Improvements                          3,760        2,213        3,991
                                   ----------   ----------   ----------
Balance at end of year             $2,350,693   $2,346,933   $2,344,720

Reconciliation of accumulated depreciation:
                                       1999         1998        1997
                                      -----        ------      ------
Balance at beginning of year       $  952,232     $861,579     $770,607
Depreciation expense for the year      91,314       90,653       90,972
                                   ----------     --------     --------
Balance at end of year             $1,043,546     $952,232     $861,579
                                   ==========     ========     ========

(E) See Note B to the consolidated financial statements for depreciation methods and lives.



Item  9.    Changes  in and Disagreements  with
Accountants on Accounting and Financial Disclosure

          None.

                   PART III

Item  10.  Directors and Executive Officers  of
Registrant

           a.  Identification  of  Directors  -
Registrant has no directors.

           b.   Identification  of   Executive
Officers

               The   General  Partner  of   the
Registrant is Dover Historic Advisors III (DoHA-
III), a Pennsylvania general partnership.   The
partners of DoHA-III are as follows:

Name          Age       Position        Term of Office  Period Served

SWDHA, Inc.   --   Partner in DoHA-III  No fixed term   Since May 1997

EPK, Inc.     --   Partner in DoHA-III  No fixed term   Since May 1997

              For  further description of DoHA-
III,  see paragraph e. of this Item.  There  is
no  arrangement or understanding between either
person   named  above  and  any  other   person
pursuant to which any person was or is to be selected as an officer.

             c.   Identification   of   Certain
Significant  Employees.   Registrant   has   no
employees.   Its administrative and operational
functions   are  carried  out  by  a   property
management and partnership administration firm.

             d. Family Relationships.  None.

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

              Donna  M.  Zanghi  (age  42)  was
appointed on May 13, 1997 as Vice President and
Secretary  of EPK, Inc.  Ms. Zanghi  previously
served as Secretary and Treasurer of DHP,  Inc.
since  June  14,  1993 and as  a  Director  and
Secretary/Treasurer  of  D,   LTD.    She   was
associated with DHP, Inc. and its affiliates since 1984 except for the period from December
1986  to June 1989 and the period from November
1, 1992 to June 14, 1993.

              Michele  F.  Rudoi (age  34)  was
appointed   on   May  13,  1997  as   Assistant
Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27,
1993.

Item 11.  Executive Compensation

           a.  Cash Compensation - During 1999,
Registrant paid no cash compensation  to  DoHA-
III, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans  -
Registrant  has  no  plan  pursuant  to   which
compensation  was  paid or  distributed  during
1999,  or is proposed to be paid or distributed
in   the   future,  to  DoHA-III,  any  partner
therein, or any person named in paragraph c. of
Item 10 of this report.

             c.   Other   Compensation   -   No
compensation not referred to in paragraph a. or
paragraph   b.  of  this  Item  was   paid   or
distributed   during  1999  to  DoHA-III,   any
partner   therein,  or  any  person  named   in
paragraph c. of Item 10.

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

          b. Security Ownership of Management -
No   equity   securities  of   Registrant   are
beneficially owned by any person named in paragraph c. of Item 10.

           c.  Changes in Control -  Registrant
does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item  13.   Certain Relationships  and  Related
Transactions

           Pursuant to Registrant's Amended and
Restated Agreement of Limited Partnership, DoHA-
III   is   entitled  to  10%  of   Registrant's
distributable  cash  from  operations  in  each
year.   The  amount allocable to  DoHA-III  for
1999,  1998 and 1997 was $27,619, $252,953  and
$27,619, respectively.

           a.  Transactions with  Management  -
Fees paid during 1999 to the general partner were $5,000.

           b. Certain Business Relationships  -
Registrant has no directors.

           c.  Indebtedness of Management -  No
employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                              PART IV


Item  14.(A)  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      1.  Financial Statements:

          a.  Consolidated Balance Sheets at December 31, 1999 and 1998.

          b. Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

          c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1999, 1998 and 1997.

          d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

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

                    21              Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

           (b)  Reports on Form 8-K:
                No reports were filed on Form 8-K during the quarter ended December 31, 1999.

           (c)  Exhibits:
                 See Item 14(A)(3) above.

                  SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

Date: August 25, 2000      DIVERSIFIED HISTORIC INVESTORS IV Income Fund
      ---------------
                           By: Dover Historic Advisors III, General Partner

                               By: EPK,  Inc., General Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President

                                   By: /s/ Michele F. Rudoi
                                       ---------------------
                                       MICHELE F. RUDOI
                                       Assistant Secretary

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

        Signature               Capacity             Date

DOVER HISTORIC ADVISORS III   General Partner

By:  EPK, Inc., General Partner

    By: /s/ Spencer Wertheimer
        ----------------------
        SPENCER WERTHEIMER
        President

    By: /s/ Michele F. Rudoi
        ----------------------
        MICHELE F. RUDOI
        Assistant Secretary