Form 10-Q
period 2000-03-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 2000-10-24
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                               -----------------------------------
                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  --------------------
Commission file number                  33-11907
                              -----------------------------------

             DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     Pennsylvania                                 23-2440837
-------------------------------                 -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

            1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2000, Registrant had cash of $318,756. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2000, Registrant had restricted cash of $19,366 consisting primarily of funds held as security deposits and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the first quarter of 2000, Registrant incurred a loss of $33,854 ($4.04 per limited partnership unit) compared to a loss of $26,372 ($3.15 per limited partnership unit) for the same period in 1999.

              Rental income increased $318 from $48,398 in the first quarter of 1999 to $48,716 in the same period in 2000. The increase in rental income is the result of an increase in average rental rates at the Brass Works, partially offset by a decrease in average occupancy at Locke Mill Plaza (99% to 86%).

              Interest income decreased $1,514 from $3,612 in the
first quarter of 1999 to $2,098 in the same period in 2000.   The
decrease is the result of a decrease in the amount of invested cash.

              Expenses for rental operations increased by $6,098 from $37,664 in the first quarter of 1999 to $43,762 in the same period in 2000. The increase is the result of an increase in maintenance expense at the Brass Works due to repairs made at the property, partially offset by a decrease at Locke Mill Plaza as a result of the decrease in average occupancy.

              Losses incurred during the first quarter of 2000 at the Registrant's two properties amounted to approximately $2,000, compared to losses of approximately $4,000 for the same period in 1999.

              In the first quarter of 2000, Registrant incurred a loss of $3,000 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $5,000 including $12,000 of depreciation expense in the first quarter of 1999. The decrease in the loss from the first quarter of 1999 to the first quarter of 2000 is due to an increase in rental income due to an increase in the average rental rates, partially offset by an increase in maintenance expense due to repairs made at the property.

              In the first quarter of 2000, Registrant recognized income of $600 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to income of $1,000 including $7,000 of depreciation expense in the first quarter of 1999. The decrease in income from the first quarter of 1999 to the first quarter of 2000 is due to the decrease in rental income, partially offset by a decrease in maintenance expense. Rental income and maintenance expense both decreased due to a decrease in average occupancy (99% to 86%).

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                              March 31, 2000   December 31, 1999
                               (Unaudited)
                             ---------------   ------------------
Rental properties, at cost:
  Land                        $   74,324      $   74,324
  Buildings and improvements   2,246,555       2,246,555
  Furniture and fixtures          29,814          29,814
                              ----------      ----------
                               2,350,693       2,350,693
Less-accumulated depreciation (1,066,452)     (1,043,546)
                              ----------      ----------
                               1,284,241       1,307,147

Cash and cash equivalents        318,756         325,890
Restricted cash                   19,366          25,169
Other assets                      14,163          17,012
                              ----------      ----------
     Total                    $1,636,526      $1,675,218
                              ==========      ==========

                Liabilities and Partners' Equity

Liabilities:
  Accounts payable-trade      $   39,082      $   43,456
  Other liabilities                1,434           1,538
  Tenant security deposits        11,075          11,435
                              ----------      ----------
     Total liabilities            51,591          56,429

Partners' equity               1,584,935       1,618,789
                              ----------      ----------
     Total                    $1,636,526      $1,675,218
                              ==========      ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                  Three Months ended
                                      March 31,
                                  2000           1999
                                 ------         ------
Revenues:
  Rental income                  $48,716        $48,398
  Interest income                  2,098          3,612
                                 -------        -------
     Total revenues               50,814         52,010
                                 -------        -------
Costs and expenses:
  Rental operations               43,762         37,664
  General and administrative      18,000         18,000
  Depreciation and amortization   22,906         22,718
                                 -------        -------
     Total costs and expenses     84,668         78,382
                                 -------        -------
Net loss                        ($33,854)      ($26,372)
                                 =======        =======
Net loss per limited partnership
 unit                           ($ 4.04)       ($  3.15)
                                 ======         =======

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                           Three months ended
                                                March 31,
                                             2000       1999
                                            ------     ------
Cash flows from operating activities:
 Net loss                                     ($ 33,854)  ($ 26,372)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization                   22,906      22,718
 Changes in assets and liabilities:
  Decrease in restricted cash                     5,803       3,132
  Decrease (increase) in other assets             2,849      (2,587)
  Decrease in accounts payable - trade           (4,374)     (1,087)
  Decrease in other liabilities                    (104)       (767)
  (Decrease) increase in tenant
   security deposits                                (360)      2,415
                                               --------    --------
Net cash used in operating activities            (7,134)     (2,548)
                                               --------    --------
Decrease in cash and cash equivalents            (7,134)     (2,548)

Cash and cash equivalents at
 beginning of period                            325,890     603,499
                                               --------    --------

Cash and cash equivalents at end of period     $318,756    $600,951
                                               ========    ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1999.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2000    DIVERSIFIED HISTORIC INVESTORS IV
      ----------------
                           By: Dover Historic Advisors III,
                                General Partner

                               By: EPK, Inc., General Partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer