Form 10-Q
period 2000-06-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 2000-10-24
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2000
                                ---------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number                     33-11907
                       ------------------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of June 30, 2000, Registrant had cash of $343,399. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2000, Registrant had restricted cash of $22,918 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

          (2)  Capital Resources

               Any capital expenditures needed are generally replacement items and are funded out of cash from operations. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly does not believe that it will have to commit material resources to capital investment for the foreseeable future.

          (3)  Results of Operations

              During the second quarter of 2000, Registrant incurred a loss of $14,355 ($1.72 per limited partnership unit) compared to a loss of $19,324 ($2.30 per limited partnership unit) for the same period in 1999. For the first six months of 2000, the Registrant incurred a loss of $48,207 ($5.76 per limited partnership unit) compared to a loss of $45,695 ($5.45 per limited partnership unit) for the same period in 1999.

              Rental income decreased $1,623 from $48,730 in the second quarter of 1999 to $47,107 in the same period in 2000 and decreased $1,305 from $97,128 for the first six months of 1999 to $95,823 in the same period in 2000. The decrease in rental income for the second quarter and the first six months of 2000 from the same periods in 1999 is the result of a decrease in average occupancy at Locke Mill Plaza for the second quarter (100% to 73%) and for the first six months (99% to 80%), partially offset by an increase in average occupancy at the Brass Works for the second quarter (94% to 100%) and for the first six months (95% to 98%).

              Interest income increased $189 from $2,394 in the second quarter of 1999 to $2,583 in the same period of 2000 due to higher average invested cash balances. Interest income decreased $1,325 from $6,006 for the first six months of 1999 to $4,681 in the same period of 2000 due to lower average invested cash balances.

              Expenses for rental operations decreased by $7,591 from $29,729 in the second quarter of 1999 to $22,138 in the same period in 2000 and for the first six months of 2000 decreased by $1,494 from $67,392 for the first six months of 1999 to $65,898 in the same period of 2000. The decreases for the second quarter and the first six months of 2000 from the same periods in 1999 are the result of a decrease in maintenance expense at Locke Mill Plaza as a result of a decrease in average occupancy, partially offset by an increase in commissions expense at the Brass Works as a result of an increase in average occupancy.

               Income recognized during the quarter at the Registrant's two properties amounted to approximately $6,000, compared to income of approximately $7,000 for the same period in 1999. For the first six months of 2000, the Registrant recognized income of approximately $4,000 compared to income of approximately $2,000 for the same period in 1999.

             In the second quarter of 2000, Registrant recognized income of $9,000 at the Brass Works, including $12,000 of depreciation expense, compared to income of $5,000 including $12,000 of depreciation expense in the second quarter of 1999. In the first six months of 2000, Registrant recognized income of $6,000 at the Brass Works, including $24,000 of depreciation expense, compared to a loss of $1,000 for the same period in 1999, including $24,000 of depreciation expense. The increases in income for the second quarter and first six months of 2000 from the same periods in 1999 are due to an increase in rental income partially offset by an increase in commissions expense. Rental income increased due to an increase in average occupancy for the second quarter (94% to 100%) and for the first six months (95% to 98%). The increase in commissions expense is the result of the increase in average occupancy.

             In the second quarter of 2000, Registrant incurred a loss of $3,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to income of $2,000 including $7,000 of depreciation expense in the second quarter of 1999. In the first six months of 2000, Registrant incurred a loss of $2,000 including $13,000 of depreciation expense, compared to income of $3,000, including $13,000 of depreciation expense for the same period in 1999. The loss incurred at Locke Mill Plaza is due to the decrease in rental income partially offset by a decrease in maintenance expense. The decrease in average occupancy for the second quarter (100% to 73%) and for the first six months (99% to 80%) is the cause of both the decrease in rental income and maintenance expense.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                              June 30, 2000    December 31, 1999
                              -------------    -----------------
                              (Unaudited)
Rental properties, at cost:
  Land                          $   74,324      $   74,324
  Buildings and improvements     2,246,555       2,246,555
  Furniture and fixtures            29,814          29,814
                                ----------      ----------
                                 2,350,693       2,350,693
Less-accumulated depreciation   (1,089,358)     (1,043,546)
                                ----------      ----------
                                 1,261,335       1,307,147

Cash and cash equivalents          343,399         325,890
Restricted cash                     22,918          25,169
Other assets                        13,859          17,012
                                ----------      ----------
     Total                      $1,641,511      $1,675,218
                                ==========      ==========

                Liabilities and Partners' Equity

Liabilities:
  Accounts payable - trade      $  58,294       $  43,456
  Other liabilities                 1,860           1,538
  Tenant security deposits         10,775          11,435
                                ---------       ---------
     Total liabilities             70,929          56,429

Partners' equity                1,570,582       1,618,789
                               ----------      ----------
     Total                     $1,641,511      $1,675,218
                               ==========      ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                        Three months           Six months
                       ended June 30,        ended June 30,
                       2000      1999        2000       1999
                      ------    ------      ------     ------
Revenues:
   Rental income      $47,107   $48,730    $ 95,823   $ 97,128
   Interest income      2,583     2,394       4,681      6,006
                      -------   -------    --------   --------
  Total revenues       49,690    51,124     100,504    103,134
                      -------   -------    --------   --------
Costs and expenses:
   Rental operations   22,138    29,729      65,898     67,392
   General and
    administrative     19,000    18,000      37,000     36,000
   Depreciation and
    amortization       22,907    22,719      45,813     45,437
                      -------   -------    --------   --------
  Total costs and
   expenses            64,045    70,448     148,711    148,829
                      -------   -------    --------   --------
Net loss             ($14,355) ($19,324)  ($ 48,207) ($ 45,695)
                      =======   =======    ========   ========
Net loss per limited
 partnership unit    ($  1.72) ($  2.30)  ($   5.76) ($   5.45)
                      =======   =======    ========   ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                             Six months ended
                                                 June 30,
                                             2000        1999
                                            ------      ------
Cash flows from operating activities:
 Net loss                                ($ 48,207)  ($ 45,695)
 Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
 Depreciation and amortization              45,813      45,437
 Changes in assets and liabilities:
   Decrease in restricted cash               2,251          93
   Decrease in other assets                  3,153       1,059
   Increase (decrease) in accounts
    payable - trade                         14,837      (2,965)
   Increase in other liabilities               322       1,920
   Increase (decrease) in tenant
    security deposits                         (660)        535
                                          --------    --------

Net cash provided by operating activities   17,509         384
                                          --------    --------
Increase in cash and cash equivalents       17,509         384
Cash and cash equivalents at
 beginning of period                       325,890     603,499
                                          --------    --------
Cash and cash equivalents at end
 of period                                $343,399    $603,883
                                          ========    ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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


Item 4.   Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of security holders during the quarter covered by this report.


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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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