Form 10-Q
period 2000-09-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 2001-10-23
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number               33-11907
                      -------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2440837
-------------------------------                   ---------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

            1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   --------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2000
        (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and
        Nine Months Ended September 30, 2000 and 1999
        (unaudited)
        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 2000, Registrant had cash of approximately $324,433. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2000, Registrant had restricted cash of $26,038 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the third quarter of 2000, Registrant incurred a loss of $18,806 ($2.25 per limited partnership unit) compared to a loss of $23,124 ($2.76 per limited partnership unit) for the same period in 1999. For the first nine months of 2000, the Registrant incurred a loss of $67,016 ($8.01 per limited partnership unit) compared a loss of $68,819 ($8.22 per limited partnership unit) for the same period in 1999.

              Rental income decreased $2,776 from $49,024 in the third quarter of 1999 to $46,248 in the same period in 2000 and decreased $4,081 from $146,152 for the first nine months of 1999 to $142,071 in the same period in 2000. The decrease in rental income for the third quarter and the first nine months of 2000 from the same periods in 1999 is the result of a decrease in the average occupancy at Locke Mill Plaza for the third quarter (97% to 67%) and for the first nine months of 2000 (98% to 76%), partially offset by increases in average rental rates and average occupancy at Brass Works for the first nine months of 2000 (94% to 95%).

              Interest income increased $522 from $2,129 in the third quarter of 1999 to $2,651 in the same period in 2000 and decreased $803 from $8,135 for the first nine months of 1999 to $7,332 in the same period in 2000 due to changes in the average invested cash balances at the Brass Works during both periods.

              Rental operations expense decreased $7,383 from $33,559 in the third quarter of 1999 to $26,176 in the same period in 2000 and decreased $8,874 from $100,951 for the first nine months of 1999 to $92,077 in the same period in 2000. The decrease for the third quarter and the first nine months of 2000 from the same period in 1999 is the result of a decrease in maintenance expense at Locke Mill Plaza, partially offset by an increase in management fee expense at Brass Works. Maintenance expense decrease at Locke Mill Plaza as a result of a decrease in general building repairs. Management fee expense increased due to the increase in rental income at Brass Works.

               Income recognized during the quarter at the Registrant's two properties was approximately $3,000, compared to income of approximately $7,000 for the same period in 1999. For the first nine months of 2000, the Registrant recognized income of approximately $7,000 compared to income of approximately $10,000 for the same period in 1999.

              In the third quarter of 2000, Registrant recognized income of $13,000 at the Brass Works, including $12,000 of depreciation expense, compared to income of $8,000 including $12,000 of depreciation expense in the third quarter of 1999 and for the first nine months of 2000, Registrant recognized income of $19,000 including $36,000 of depreciation expense, compared to income of $8,000 for the same period in 1999, including $36,000 of depreciation expense. The increase in net income is due to an increase in rental and interest income partially offset by an increase in management fee expense. The increase in rental income is due to an increase in the average rental rates and average occupancy (94% to 95%) for the first nine months. Interest income increased as a result of an increase in average invested cash balances. The increase in the management fee expense is due to an increase in rental income.

              In the third quarter of 2000, Registrant incurred a loss of $10,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a loss of $1,000 including $7,000 of depreciation expense in the third quarter of 1999 and for the first nine months of 2000, Registrant incurred a loss of $12,000 including $20,000 of depreciation expense, compared to income of $2,000 including $20,000 of depreciation expense for the same period in 1999. The loss incurred for the third quarter of 2000 versus income in 1999 and the increase in the loss for the first nine months of 2000 compared to the same period in 1999 is the result of a decrease in rental income partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in the average occupancy for the third quarter (97% to 67%) and for the first nine months (98% to 76%) of 2000. Maintenance expense decreased as a result of a decrease in general building repairs.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                               September 30,    December 31,
                                   2000             1999
                                (Unaudited)
                               ------------     ------------
Rental properties, at cost:
Land                           $   74,324       $   74,324
Buildings and improvements      2,246,555        2,246,555
Furniture and fixtures             29,814           29,814
                               ----------       ----------
                                2,350,693        2,350,693
Less-accumulated depreciation  (1,112,264)      (1,043,546)
                               ----------       ----------
                                1,238,429        1,307,147
Cash and cash equivalents         324,433          325,890
Restricted cash                    26,038           25,169
Other assets                       18,757           17,012
                               ----------       ----------
     Total                     $1,607,657       $1,675,218
                               ==========       ==========


                Liabilities and Partners' Equity

Liabilities:
Accounts payable - trade       $   44,140       $   43,456
Other liabilities                   1,417            1,538
Tenant security deposits           10,325           11,435
                               ----------       ----------
     Total liabilities             55,882           56,429
Partners' equity                1,551,775        1,618,789
                               ----------       ----------
     Total                     $1,607,657       $1,675,218
                               ==========       ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                             Three months          Nine months
                         ended September 30,   ended September 30,
                            2000       1999       2000       1999
                            ----       ----       ----       ----
Revenues:
   Rental income          $46,248    $49,024    $142,071   $146,152
   Interest income          2,651      2,129       7,332      8,135
                          -------    -------    --------   --------
  Total revenues           48,899     51,153     149,403    154,287
                          -------    -------    --------   --------
Costs and expenses:
   Rental operations       26,176     33,559      92,077    100,951
   General and
    administrative         18,623     18,000      55,623     54,000
   Depreciation and
    amortization           22,906     22,718      68,719     68,155
                          -------    -------    --------   --------
  Total costs and
   expenses                67,705     74,277     216,419    223,106
                          -------    -------    --------   --------
Net loss                 ($18,806)  ($23,124)  ($ 67,016) ($ 68,819)
                          =======    =======    ========   ========
Net loss per limited
partnership unit         ($  2.25)  ($  2.76)  ($   8.01) ($   8.22)
                          =======    =======    ========   ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          Nine months ended
                                            September 30,
                                          2000         1999
                                          ----         ----
Cash flows from operating activities:
 Net loss                               ($67,016)    ($68,819)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
 Depreciation and amortization            68,719       68,155
 Changes in assets and liabilities:
  Increase in restricted cash               (869)      (3,279)
  Increase in other assets                (1,745)     (10,778)
  Increase in accounts payable - trade       685        2,240
  Decrease in other liabilities             (121)          (4)
  (Decrease) increase in tenant
   security deposits                      (1,110)       1,680
                                        --------     --------
Net cash used in operating activities     (1,457)     (10,805)
 Cash flows from financing activities:
  Distribution to partners                     0     (276,190)
                                        --------     --------
Net cash used in financing activities          0     (276,190)
                                        --------     --------
Decrease in cash and cash equivalents     (1,457)    (286,995)
Cash and cash equivalents at
 beginning of period                     325,890      603,499
                                        --------     --------
Cash and cash equivalents at
 end of period                          $324,433     $316,504
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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 23, 2001    DIVERSIFIED HISTORIC INVESTORS IV
       ----------------
                           By: Dover Historic Advisors III,
                                General Partner

                               By: EPK, Inc., General Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
						   SPENCER WERTHEIMER
                                       President