Form 10-K
period 2000-12-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 2001-11-19
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission file                     33-11907
                ------------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS IV
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Pennsylvania                           23-2440837
-------------------------------                -----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

          1521 LOCUST STREET, PHILADELPHIA, PA  19102
----------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: 8,285.7 Units
                                                            ------------

            UNITS OF LIMITED PARTNERSHIP INTEREST
----------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                             PART I

Item 1.   Business

          a. General Development of Business

              Diversified Historic Investors IV ("Registrant") is a limited partnership formed in 1987 under Pennsylvania Law. As of December 31, 2000, Registrant had outstanding 8,285.7 units of limited partnership interest (the "Units").

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

               The   following   is  a  summary  of   significant
transactions involving the Registrant's interests:

              During 1994, the Registrant converted the Henderson Riverfront Apartments owned by 700 Commerce Mall General Partnership ("CMGP"), a Louisiana general partnership in which the Registrant owns a 95% interest, into condominiums and began offering the units for sale. Because of mortgage underwriting and banking market conditions, the seller, CMGP, provided financing for a large percentage of the units sold. As of December 31, 1996, all 61 units had been sold for an aggregate amount of $6,009,745 ($4,055,459 net of selling expenses and capital expenditures). The units sold ranged in price from $71,250 to $127,065. Of the units sold, 46 of the buyers opted for the seller provided financing with loans ranging from $62,700 to $181,900 (represents one mortgage secured by two units).

           On December 30, 1997, the mortgage loans were sold. These mortgages were "nonconforming" which means that they could not be sold on the standard secondary market. However, the Registrant believed that then current favorable economic environment provided an unusual opportunity to sell the mortgages. Any deterioration in the real estate markets or the interest rate environment would have substantially decreased the value of the mortgage loans and would have increased the likelihood of defaults thereunder. The loans were sold for 85.5% of their aggregate face value. Included in operations in 1997 is a loss of $448,957 related to the sale of the loans.

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

             Since the Registrant's inception, all the properties either acquired by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. All the properties are held for rental operations. At this time it is anticipated that the two remaining properties will continue to be held for this purpose until such time as real property values in the areas in which these properties are located begin to increase. At that time, the Registrant will re-evaluate its investment strategy regarding the properties.

              As of December 31, 2000, Registrant owned two properties, one each located in North Carolina and Pennsylvania. In total, the properties contain 22 apartment units. As of December 31, 2000, 18 of the apartment units were under lease at monthly rental rates ranging from $500 to $925. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for residential tenants in the local markets where the Registrant's properties are located is generally strong. The properties held for rental by the Registrant are located in Philadelphia, Pennsylvania and Concord, North Carolina. In both areas there are several similar historically certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing market in either of the geographic areas in which the Registrant's properties are located. The apartment market remains stable in both areas and new construction remains virtually nonexistent in Concord, North Carolina although the availability of favorable home financing has placed pressure on the rental tenant base. The Registrant is able to raise rental rates and stay fully occupied in the Philadelphia property but at the same time, competitive pressure exists from other buildings in the "Old City" area and the emerging Northern Liberties neighborhood.

               Registrant   has   no   employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

           d.  Financial Information About Foreign  and  Domestic
Operations and Export Sales.

              See  Item 8. Financial Statements and Supplementary
Data.

Item 2.   Properties

            As   of  December  31,  2000,  Registrant  owned  two
properties, or interests therein, as follows:

           a. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per square foot)("sf") funded by its equity contribution.

              The property is managed by BCMI. At December 31, 2000, all of the apartment units were under lease (100%) with monthly rents ranging from $650 to $925. All leases are renewable, one-year leases. The occupancy for the previous four years was 100% for 1999, 100% for 1998, 92% for 1997 and 89% for
1996. The monthly rental range was $690 to $875 during 1999, $665 to $815 during 1998, $665 to $755 during 1997, and $595 to $765 during 1996. The monthly rental range increased to its present level due to the increase in popularity of the "Old City" neighborhood in which the property is located, and the sustained ability of the property to be fully occupied at increasing monthly rental rates. For tax purposes, this property has a federal tax basis of $1,203,622 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,424.92, which is based on an assessed value of $115,200 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Locke Mill Plaza - consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in Concord, North Carolina. In November 1988, Registrant acquired the units for $665,000 funded by its equity contribution.

             The property is managed by BCMI.  As of December 31,
2000, 6 units were under lease (60%) with monthly rates ranging from $500 to $560. All leases are renewable, one-year leases. The occupancy for the previous four years was 80% for 1999, 100% for 1998, 89% for 1997, and 95% for 1996. The monthly rental range has been approximately the same since 1996. For tax purposes, this property has a federal tax basis of $696,049 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $2,663.09 which is based on an assessed value of $475,552 taxed at a rate of $.56 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 238.5 units were sold or exchanged in 2000.

           b. As of December 31, 2000, there were 1,008 record holders of Units.

          c. In 2000 and 1999 Registrant made distributions in the amount of $0 and $276,190 out of available cash flow.

Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 2000. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2000       1999       1998       1997       1996
                    ----       ----       ----       ----       ----
 Rental income $  188,729 $  194,123 $  190,058 $  180,312 $  267,148
 Interest
  income           10,061     11,328     35,117    274,358    196,100
 Net loss         (86,597)   (92,209)   (60,005)  (541,583)   (25,170)
 Net loss per
  unit             (10.35)    (11.02)     (7.17)    (64.71)     (3.01)
 Total assets
  (net of
  depreciation
  and
  amortization) 1,590,514  1,675,218  2,029,350  4,802,128  5,574,564
 Dividends
  (distribu-
  tions)                0    276,190  2,529,533    276,190    276,190


Item 7.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

          (1)  Liquidity

              At December 31, 2000, Registrant had cash of approximately $330,149. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties.

              As of December 31, 2000, Registrant had restricted cash of $22,787 consisting primarily of funds held as security deposits, replacement reserves, escrows for taxes and insurance and unpaid conversion fees. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During  2000,  Registrant incurred a  net  loss  of
$86,597 ($10.35 per limited partnership unit) compared to a loss of $92,209 ($11.02 per limited partnership unit) in 1999 and a loss of $60,005 ($7.17 per limited partnership unit) in 1998. In July 1999 and March 1998, the Registrant distributed approximately $248,571 and $2,276,580, respectively, to the limited partners.

              Rental  income  was $188,729 in 2000,  $194,128  in
1999, and $190,058 in 1998. The decrease from 1999 to 2000 is due to a decrease in rental income at Locke Mill Plaza due to a decrease in average occupancy (93% to 71%) partially offset by an increase in rental income at Brass Works due to an increase in average rental rates. The increase from 1998 to 1999 is due to an increase in rental income at Brass Works due to an increase in the average rental rates.

              Interest income was $10,061 in 2000, $11,328 in 1999, and $35,117 in 1998. The decrease in interest income from 1999 to 2000 is due to a decrease in the average invested cash balances. The decrease from 1998 to 1999 is due to a decrease in the average invested cash balances as a result of the distributions.

              Rental operation expense was $119,337 in 2000, $129,346 in 1999, and $121,027 in 1998. The decrease in rental operation expense from 1999 to 2000 is due to a decrease in legal expense. The decrease is due to the settlement of a tenant claim at the Henderson Apartments in 1999. The increase from 1998 to 1999 is due to an increase in the maintenance expense at the Brass Works due to an increase in the turnover of apartment units partially offset by a decrease in maintenance expense at Locke Mill Plaza due to a decrease in the turnover of condominium units.

              General and administrative expense was $74,425 in 2000, $77,000 in 1999, and $73,500 in 1998. The decrease from
1999 to 2000 is a result of the decrease in fees paid to the General Partner. The increase from 1998 to 1999 is due to an increase in fees paid to the General Partner.

             During 2000, income of $19,000 was recognized at the Registrant's three properties compared to $20,000 of income in 1999 and $48,000 of income in 1998. A discussion of property operations/activities follows:

              In 2000, Registrant recognized net income of $7,000 at The Henderson Riverfront Apartments compared to a loss of $5,000 in 1999 and a net income of $29,000 including depreciation expense of $39,000 in 1998. The increase in net income from 1999 to 2000 is due to a decrease in legal expense. The decrease is due to the settlement of a tenant claim in 1999. The decrease from 1998 to 1999 is due to a decrease in interest income combined with an increase in legal expense. Interest income decreased due to a decrease in the average invested cash balances. Legal expense increased due to fees paid in connection with a tenant claim resolved in 1999.

              In 2000, Registrant recognized income of $21,000, including $49,000 in depreciation expense at the Brass Works, compared to income of $20,000, including $49,000 depreciation expense in 1999 and income of $18,000, including $48,000 of depreciation expense in 1998. The increase in income from 1999 to 2000 is due to an increase in rental income partially offset by increases in maintenance expense and advertising expense. The increase in rental income is due to an increase in monthly rental rates. The increase in advertising is due to an increase in signage and marketing expenses, and the increase in maintenance expense is due to nonrecurring repairs at the property. The increase in income from 1998 to 1999 is due to an increase in rental income partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in the average monthly rental rates. The increase in the maintenance expense is due to an increase in the turnover of apartment units.

              In 2000, Registrant incurred a loss of $9,000 at Locke Mill Plaza including $27,000 of depreciation expense, compared to income of $5,000 including $26,000 of depreciation expense in 1999 and income of $1,000, including $26,000 of depreciation expense in 1998. The decrease from 1999 to 2000 is due to the decrease in rental income due to a decrease in average occupancy (93% to 71%). The increase in income from 1998 to 1999 is due to a decrease in maintenance expense due to a decrease in the turnover of condominium units.


Item  7A.  Quantitative and Qualitative Disclosures about  Market
Risk

          Not applicable.



Item 8.   Financial Statements and Supplementary Data

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                  Independent Auditor's Report



To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 2000 and 1999, and the results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation beginning on page 19 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Gross, Kreger & Passio
Philadelphia, Pennsylvania
June 26, 2001

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                               Page

   Consolidated Balance Sheets at December 31, 2000 and 1999      11

   Consolidated Statements of Operations for the Years
   Ended December 31, 2000, 1999, and 1998                        12

   Consolidated Statements of Changes in Partners' Equity
   for the Years Ended December 31, 2000, 1999, and 1998          13

   Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2000, 1999, and 1998                        14

   Notes to consolidated financial statements                   15-18

Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation         20

   Notes to Schedule XI                                           21








All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                   December 31, 2000 and 1999

                             Assets

                                           2000           1999
                                           ----           ----
Rental properties at cost:
 Land                                 $   74,324     $   74,324
 Buildings and improvements            2,246,555      2,246,555
 Furniture and fixtures                   29,814         29,814
                                      ----------     ----------
                                       2,350,693      2,350,693
 Less - accumulated depreciation      (1,135,171)    (1,043,546)
                                      ----------     ----------
                                       1,215,522      1,307,147
Cash and cash equivalents                330,149        325,890
Restricted cash                           22,787         25,169
Other assets                              22,056         17,012
                                      ----------     ----------
          Total                       $1,590,514     $1,675,218
                                      ==========     ==========

                Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade             $   44,679     $   43,456
 Other liabilities                         1,378          1,538
 Tenant security deposits                 12,265         11,435
                                      ----------     ----------
          Total liabilities               58,322         56,429
Partners' equity                       1,532,192      1,618,789
                                      ----------     ----------
          Total                       $1,590,514     $1,675,218
                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 2000, 1999 and 1998



                                     2000          1999        1998
                                     ----          ----        ----
Revenues:
 Rental income                     $188,729     $194,123    $190,058
 Interest income                     10,061       11,328      35,117
                                   --------     --------    --------
 Total revenues                     198,790      205,451     225,175
                                   --------     --------    --------
Costs and expenses:
 Rental operations                  119,337      129,346     121,027
 General and administrative          74,425       77,000      73,500
 Depreciation and amortization       91,625       91,314      90,653
                                   --------     --------    --------
 Total costs and expenses           285,387      297,660     285,180
                                   --------     --------    --------
Net loss                          ($ 86,597)   ($ 92,209)  ($ 60,005)
                                   ========     ========    ========
Net loss per limited partnership
 unit                             ($  10.35)   ($  11.02)  ($   7.17)
                                   ========     ========    ========


The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 2000, 1999 and 1998

                                       Dover
                                     Historic     Limited
                                   Advisors III   Partners
                                       (1)          (2)         Total
                                     --------     --------    ---------
Percentage participation in
 profit or loss                         1%           99%         100%
                                        ==           ===         ====

Balance at December 31, 1997        ($173,790)  $4,750,516   $4,576,726
Net loss                                 (600)     (59,405)     (60,005)
Distribution to partners             (252,953)  (2,276,580)  (2,529,533)
                                     --------   ----------   ----------
Balance at December 31, 1998        ($427,343)  $2,414,531   $1,987,188
Net loss                                 (922)     (91,287)     (92,209)
Distribution to partners              (27,619)    (248,571)    (276,190)
                                     --------   ----------   ----------
Balance at December 31, 1999       ($ 455,884)  $2,074,673   $1,618,789
Net loss                                 (866)     (85,731)     (86,597)
                                    ---------   ----------   ----------
Balance at December 31, 2000       ($ 456,750)  $1,988,942   $1,532,192
                                    =========   ==========   ==========

 (1) General Partner

 (2) 8,285.7 limited partnership units outstanding at December 31, 2000, 1999, and 1998.


The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended December 31, 2000, 1999 and 1998

                                       2000        1999         1998
                                       ----        ----         ----
Cash flows from operating
 activities:
 Net loss                           ($ 86,597)  ($ 92,209)  ($  60,005)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
   operating activities:
  Depreciation and amortization        91,625      91,314       90,653
 Changes in assets and liabilities:
  Decrease (increase) restricted
   cash                                 2,382      (1,496)      33,012
  (Increase) decrease in other
   assets                              (5,044)     (9,534)     152,794
  Increase (decrease) in accounts
   payable - trade                      1,223      12,579     (182,126)
  (Decrease) increase in other
   liabilities                           (160)        717           77
  Increase (decrease) in tenant
   security deposits                      830         970       (1,190)
                                     --------    --------   ----------
        Net cash provided by
         operating activities           4,259       2,341       33,215
                                     --------    --------   ----------
Cash flows from investing
 activities:
 Capital expenditures                       0      (3,760)      (2,213)
                                     --------    --------   ----------
        Net cash used in
         investing activities               0      (3,760)      (2,213)
                                     --------    --------   ----------
Cash flows from financing
 activities:
 Distributions to partners                  0    (276,190)  (2,529,533)
                                     --------    --------   ----------
        Net cash used in
         financing activities               0    (276,190)  (2,529,533)
                                     --------    --------   ----------
Increase (decrease) in cash and
 cash equivalents                       4,259    (277,609)  (2,498,531)
Cash and cash equivalents at
 beginning of year                    325,890     603,499    3,102,030
                                     --------    --------   ----------
Cash and cash equivalents at
 end of year                         $330,149    $325,890   $  603,499
                                     ========    ========   ==========

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.   Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of one subsidiary partnership in which the Partnership had a controlling interest, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for the year.

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

4.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership interest (a "Unit") is based on the weighted average number of limited partnership Units outstanding during the period (8,285.7 Units in 2000, 1999, and 1998).

5.   Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.   Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.   Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 2000, uninsured funds held at one institution are approximately $195,000.

8.   Restricted Cash

Restricted  cash  includes  amounts  held  for  tenant   security
deposits, real estate tax reserves and other cash restricted as to use.

9.   Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

10.  Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in the value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value; (2) a mortgage loan on a property has significant balloon payments due within the foreseeable future which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time; (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficits, and has been unable, or anticipates it will be unable, to obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time, or
(4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31.

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

Net income or loss from operations of the Partnership is allocated 1% percent to the General Partner and 99% to the limited partners.

NOTE D - ACQUISITIONS

The   Partnership  acquired  two  properties  and   one   general
partnership interest in a partnership owing a third property during the period from May 1987 to November 1988, as discussed below.

In  May  1987,  the Partnership purchased a three-story  building located  in Philadelphia, Pennsylvania consisting of 12 apartment
units.   The  cost to acquire and rehabilitate this property  was
approximately $1,200,000.

In July 1987, the Partnership was admitted, with a 95% general partnership interest, to a Pennsylvania general partnership which owned a building located in New Orleans, Louisiana consisting of 61 apartment units, for cash contributions of $4,620,000. As of December 31, 1996, all of the units were sold. As of December 31, 1997, the mortgages from the seller provided financing in connection with the sale of the units were sold.

In November 1988, the Partnership purchased 10 condominium units, in a building located in Concord, North Carolina, for $665,000.

NOTE E - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")  purposes  and  for  income  tax  ("tax")  purposes.   A
reconciliation of net loss and partners' equity follows:

                              For the years ended December 31,
                              2000          1999           1998
                              ----          ----           ----
Net loss - book           ($   86,597)  ($   92,209)   ($   60,005)
Excess of book over tax
 depreciation                  21,726        21,569         21,686
Minority interest
 (tax only)                      (339)          238         (1,436)
                             --------     ---------      ---------
Net loss - tax            ($   65,210)  ($   70,402)   ($   39,755)
                           ==========    ==========     ==========

                              For the years ended December 31,
                              2000          1999           1998
                              ----          ----           ----
Partners' equity - book    $1,532,192    $1,618,791     $1,987,188
Costs of issuance           1,077,141     1,077,141      1,077,141
Cumulative tax over
 book loss                    254,730       233,343        211,538
                           ----------    ----------     ----------
Partners' equity - tax     $2,864,063    $2,929,275     $3,275,867
                           ==========    ==========     ==========

                   SUPPLEMENTAL INFORMATION

                 DIVERSIFIED HISTORIC INVESTORS IV
                      (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 2000




          Initial Cost          Gross Amount at which Carried at
        to Partnership (b)              December 31, 2000
                                        -----------------
                 Build-             Build-                Accum-   Date
                ings and           ings and               ulated    of     Date
Descrip-        Improve-           Improve-    Total      Depr.   Constr  Acqu-
 tion(a)  Land   ments       Land   ments     (c)(d)      (d)(e)    (a)    ired

12 apart-
ment units
in Phila-
delphia,
PA     $54,000 $1,209,858 $54,000 $1,398,732 $1,452,732 $  800,742 1988  5/22/87

10 apart-
ment units
in North
Concord,
NC      20,324    692,522  20,324    877,637    897,961    334,429 1988 11/30/88
       ------- ---------- ------- ---------- ---------- ----------
       $74,324 $1,902,380 $74,324 $2,276,369 $2,350,693 $1,135,171
       ======= ========== ======= ========== ========== ==========

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2000

(A)  Each  property is a certified historic structure as  defined
     in  the  Internal  Revenue  Code  of  1986.   The  "date  of
     construction" refers to the period in which the properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C)  The  aggregate  cost of real estate owned  at  December  31,
     2000, for Federal income tax purposes is approximately $1,899,671. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)  Reconciliation of land, buildings and improvements:

                                       2000        1999         1998
                                       ----        ----         ----
Balance at beginning of year       $2,350,693  $2,346,933   $2,344,720
Additions during the year:
  Improvements                              0       3,760        2,213
                                   ----------  ----------   ----------
Balance at end of year             $2,350,693  $2,350,693   $2,346,933
                                   ==========  ==========   ==========

Reconciliation of accumulated depreciation:
                                       2000        1999         1998
                                       ----        ----         ----
Balance at beginning of year       $1,043,546  $  952,232   $  861,579
Depreciation expense for the year      91,625      91,314       90,653
                                   ----------  ----------   ----------
Balance at end of year             $1,135,171  $1,043,546   $  952,232
                                   ==========  ==========   ==========

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

          b. Identification of Executive Officers

              The  General  Partner of the  Registrant  is  Dover
Historic   Advisors   III  (DoHA-III),  a  Pennsylvania   general
partnership.  The partners of DoHA-III are as follows:

Name                Age  Position        Term of Office  Period Served
----                ---  --------        --------------  -------------

SWDHA, Inc.         --   Partner in       No fixed term   Since May 1997
                         DoHA-III

EPK, Inc.           --   Partner in       No fixed term   Since May 1997
                         DoHA-III

              For  further description of DoHA-III, see paragraph
e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

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

             On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-III. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities and ventures.

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

              Spencer Wertheimer was appointed on May 13, 1997 as
President,  Treasurer  and  Sole  Director  of  EPK,  Inc.    Mr.
Wertheimer is an attorney with extensive experience in real estate activities and ventures.

              Donna M. Zanghi (age 43) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 35) was appointed on May  13,
1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi has also served as Assistant Secretary and Director of both D, LTD and DHP, Inc. from January 27, 1993.

Item 11.  Executive Compensation

           a.  Cash  Compensation - During 2000, Registrant  paid
$1,000 in cash compensation to DoHA-III.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2000, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - Compensation not referred to in paragraph a. or paragraph b. of this Item was not paid or distributed during 2000 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 2000, 1999 and 1998 was $0, 27,619 and $252,953, respectively.

          a. Transactions with Management - Fees paid during 2000 to the general partner were $1,000.

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

                             PART IV


Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            1.     Financial Statements:

                            a.    Consolidated Balance Sheets  at
                 December 31, 2000 and 1999.

                            b.     Consolidated  Statements   of
                 Operations for the Years Ended     December  31,
                 2000, 1999 and 1998.

                            c.     Consolidated  Statements   of
                 Changes  in Partners' Equity for  the      Years
                 Ended December 31, 2000, 1999 and 1998.

                            d.    Consolidated Statements of Cash
                 Flows  for  the  Years  Ended      December  31,
                 2000, 1999 and 1998.

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended December 31, 2000.

               (c)  Exhibits:

                    See   Item   14(A)(3) above.

                          SIGNATURES

       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS

Date: November 19, 2001         By: Dover Historic Advisors V, General Partner
      -----------------
                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer

                                       By: /s/ Michele F. Rudoi
                                           ----------------------
                                           MICHELE F. RUDOI
                                           Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

     Signature                  Capacity             Date

DOVER HISTORIC ADVISORS V     General Partner

By: EPK, Inc., Partner

    By: /s/ Spencer Wertheimer                    November 19, 2001
        ----------------------                    -----------------
      SPENCER WERTHEIMER
      President and Treasurer

   By: /s/ Michele F. Rudoi                       November 19, 2001
       -----------------------                    -----------------
      MICHELE F. RUDOI
      Assistant Secretary