Form 10-Q
period 2001-03-31
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 2002-09-23
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                 33-11907
                        -----------------------------------------

                DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Pennsylvania                                        23-2440837
--------------                                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

           1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X    No
                                            ------     ------

              PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000
        Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2001, Registrant had cash of $334,409. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2001, Registrant had restricted cash of $15,889 consisting primarily of funds held as security deposits and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the first quarter of 2001, Registrant incurred a loss of $28,646 ($3.42 per limited partnership unit) compared to a loss of $33,854 ($4.04 per limited partnership unit) for the same period in 2000.

              Rental income decreased $474 from $48,716 in the first quarter of 2000 to $48,242 in the same period in 2001. The decrease in rental income is due to a decrease in average occupancy at Locke Mill Plaza (86% to 71%), partially offset by an increase in average occupancy at the Brass Works (96% to 100%).

              Interest income increased $409 from $2,098  in  the
first quarter of 2000 to $2,507 in the same period in 2001.   The
increase is due to an increase in the amount of invested cash.

              Rental operation expenses decreased by $5,943 from $43,763 in the first quarter of 2000 to $37,820 in the same period in 2001. The decrease is due to a decrease in accounting expense incurred during the first quarter, partially offset by an increase in maintenance expense at Locke Mill Plaza due to an increase in general maintenance repairs.

              Losses incurred during the first quarter of 2001 at the Registrant's two properties amounted to approximately $8,000, compared to losses of approximately $2,000 for the same period in 2000.

              In the first quarter of 2001, Registrant recognized a net income of $1,500 at the Brass Works, including $12,000 of depreciation expense, compared to a loss of $3,000 including $12,000 of depreciation expense in the first quarter of 2000. The decrease in loss from the first quarter of 2000 to the same period in 2001 is due to an increase in rental income due to an increase in occupancy (96% to 100%), and an increase in average rental rates.

              In the first quarter of 2001, Registrant incurred a net loss of $9,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a net income of $600 including $7,000 of depreciation expense during the first quarter of 2000. The decrease in net income from the first quarter of 2000 to the same period in 2001 is due to a decrease in rental income, and an increase in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (86% to 71%) and the increase in maintenance expense is due to an increase in general maintenance repairs.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets
                             ------

                              March 31, 2001   December 31, 2000
                              --------------   -----------------
                              (Unaudited)
Rental properties, at cost:
  Land                            $   74,324          $   74,324
  Buildings and improvements       2,246,555           2,246,555
  Furniture and fixtures              29,814              29,814
                                  ----------          ----------
                                   2,350,693           2,350,693
  Less - Accumulated
   depreciation                   (1,157,935)         (1,135,171)
                                  ----------          ----------
                                   1,192,758           1,215,522

Cash and cash equivalents            334,409             330,149
Restricted cash                       15,889              22,787
Other assets                          21,995              22,056
                                  ----------          ----------
     Total                        $1,565,051          $1,590,514
                                  ==========          ==========

                Liabilities and Partners' Equity
                --------------------------------
Liabilities:
  Accounts payable-trade          $   48,519         $    44,677
  Other liabilities                     (182)              1,378
  Tenant security deposits            13,165              12,265
                                  ----------         -----------
     Total liabilities                61,502              58,320
Partners' equity                   1,503,549           1,532,194
                                  ----------          ----------
      Total                       $1,565,051          $1,590,514
                                  ==========          ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)


                                      Three Months ended
                                           March 31,
                                      2001          2000
                                      ----          ----
Revenues:
  Rental income                     $48,242        $48,716
  Interest income                     2,507          2,098
                                    -------        -------
     Total revenues                  50,749         50,814
                                    -------        -------
Costs and expenses:
  Rental operations                  37,820         43,762
  General and administrative         18,811         18,000
  Depreciation and amortization      22,764         22,906
                                    -------        -------
     Total costs and expenses        79,395         84,668
                                    -------        -------
Net loss                           ($28,646)      ($33,854)
                                    =======        =======

Net loss per limited partnership
 unit                              ($  3.42)      ($  4.04)
                                    =======        =======

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                         Three months ended
                                              March 31,
                                         2001          2000
                                         ----          ----
Cash flows from operating activities:
 Net loss                             ($ 28,646)    ($ 33,854)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
 Depreciation and amortization           22,764        22,906
 Changes in assets and liabilities:
   Decrease in restricted cash            6,899         5,803
   Decrease in other assets                  60         2,849
   Increase (decrease) in accounts
    payable - trade                       3,842        (4,374)

   (Decrease) in other liabilities       (1,559)         (104)
   Increase (decrease) in tenant
    security deposits                       900          (360)
                                       --------     ---------
Net cash used in operating activities     4,260        (7,134)
                                       --------     ---------
Decrease in cash and cash equivalents     4,260        (7,134)
Cash and cash equivalents at
 beginning of period                    330,149       325,890
                                       --------     ---------
Cash and cash equivalents at end of
 period                               $ 334,409     $ 318,756
                                      =========     =========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2000.

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

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2002  DIVERSIFIED HISTORIC INVESTORS IV
      ------------------
                           By: Dover Historic Advisors III,
                                General Partner

                                By: EPK, Inc., General Partner

                                    By: /s/ SPENCER WERTHEIMER
                                        ----------------------
                                        President and Treasurer