Form 10-Q
period 2001-06-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 2002-09-23
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of June 30, 2001, Registrant had cash of $350,303. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2001, Registrant had restricted cash of $21,507 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2001, Registrant incurred a loss of $3,007 ($.35 per limited partnership unit) compared to a loss of $14,355 ($1.72 per limited partnership unit) for the same period in 2000. For the first six months of 2001, the Registrant incurred a loss of $31,653 ($3.78 per limited partnership unit) compared to a loss of $48,207 ($5.76 per limited partnership unit) for the same period in 2000.

               Rental income increased $5,283 from $47,107 in the second quarter of 2000 to $52,390 in the same period in 2001 and increased $4,809 from $95,823 for the first six months of 2000 to $100,632 in the same period in 2001. The increase in rental income for the second quarter of 2001 from the same period in 2000 is due to an increase in average occupancy at Locke Mill Plaza (73% to 100%). The increase in rental income from the first six months of 2000 to the same period in 2001 is due to an increase in rental income at the Brass Works due to an increase in average monthly rental rates. Average monthly rental rates increased from $735 to $950 during 2000 compared to $735 to $1,095 during 2001.

              Interest income decreased $105 from $2,583 in the second quarter of 2000 to $2,478 in the same period of 2001 due to a decrease in average invested cash balances. Interest income increased $304 from $4,681 for the first six months of 2000 to $4,985 in the same period of 2001 due to an increase in invested cash balances.

              Rental operation expenses increased by $6,162  from
$22,138 in the second quarter of 2000 to $28,300 in the same period in 2001 and for the first six months increased by $218 from $65,901 for the first six months of 2000 to $66,119 in the same period of 2001. The increase from the second quarter of 2000 to the same period in 2001 is due to an increase in leasing commission expense at Locke Mill Plaza due to an increase in average occupancy 73% to 100%. The increase from the first six months of 2000 to the same period in 2001 is due to an increase in leasing commission expense, and an increase in maintenance expense at Locke Mill Plaza, partially offset by a decrease in legal and accounting expense. The increase in leasing commission is due to an increase in occupancy and the increase in maintenance expense is due to an increase in maintenance repairs. The decrease in legal and accounting expense is due to a decrease is services rendered for the period.

               Income recognized during the quarter at the Registrant's two properties amounted to approximately $6,000 for both 2000 and 2001. For the first six months of 2001, the Registrant incurred a loss of approximately $1,481 compared to income of approximately $4,000 for the same period in 2000.

              In the second quarter of 2001, the Registrant recognized net income of $7,000 at the Brass Works, including $12,000 of depreciation expense, compared to net income of $9,000 including $12,000 of depreciation expense in the second quarter of 2000. In the first six months of 2000, Registrant recognized net income of $9,000 at the Brass Works, including $24,000 of depreciation expense, compared to a net income of $6,000 for the same period in 2000, including $24,000 of depreciation expense. The increases in net income in the second quarter and first six months of 2000 and 2001, is due to an increase in rental income. Rental income increased due to an increase in average monthly rental rates, $735 to $950 during 2000 compared to $735 to $1,095 during 2001.

              In the second quarter of 2001, the Registrant incurred a net loss of $1,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a net income of $3,000 including $7,000 of depreciation expense in the second quarter of 2000. In the first six months of 2001, the Registrant incurred a net loss of $10,000 including $13,000 of depreciation expense, compared to a net income of $2,000, including $13,000 of depreciation expense for the same period in 2000. The decrease in net income from the second quarter of 2000 to the same period in 2001 is due to an increase in maintenance expense due to an increase in average occupancy from (73% to 100%) at Locke Mill Plaza. The increase in net loss from the first six months of 2000 to the same period in 2001 is due to an increase leasing commission expense due to an increase average occupancy.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                                June 30, 2001    December 31, 2000
                                -------------    -----------------
                                 (Unaudited)
Assets:
Rental properties, at cost:
 Land                            $   74,324          $   74,324
 Buildings and improvements       2,246,555           2,246,555
 Furniture and fixtures              29,814              29,814
                                 ----------          ----------
                                  2,350,693           2,350,693
Less-accumulated depreciation    (1,180,700)         (1,135,171)
                                 ----------          ----------
                                  1,169,993           1,215,522

Cash and cash equivalents           350,303             330,149
Restricted cash                      21,506              22,787
Other assets                         23,646              22,056
                                 ----------          ----------
       Total                     $1,565,448          $1,590,514
                                 ==========          ==========

                Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade        $   49,733          $   44,677
 Other liabilities                      913               1,378
 Tenant security deposits            14,260              12,265
                                 ----------          ----------
     Total liabilities               64,906              58,320

Partners' equity                  1,500,542           1,532,194
                                 ----------          ----------
     Total                       $1,565,448          $1,590,514
                                 ==========          ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                          Three months           Six months
                         ended June 30,        ended June 30,
                         2001      2000       2001        2000

Revenues:
 Rental income          $52,390   $47,107   $100,632   $ 95,823
 Interest income          2,478     2,583      4,985      4,681
                        -------   -------   --------   --------
  Total revenues         54,868    49,690    105,617    100,504
                        -------   -------   --------   --------
Costs and expenses:
 Rental operations       28,299    22,138     66,119     65,898
 General and
  administrative          6,811    19,000     25,621     37,000
 Depreciation and
amortization             22,765    22,907     45,530     45,813
                        -------   -------   --------   --------
  Total costs and
   Expenses              57,875    64,045    137,270    148,711
                        -------   -------   --------   --------
Net loss               ($ 3,007) ($14,355) ($ 31,653) ($ 48,207)
                        =======   =======   ========   ========
Net loss per limited
 limited partnership
 unit                  ($   .35) ($  1.72) ($   3.78) ($   5.76)
                        =======   =======   ========   ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                            Six months ended
                                                June 30,
                                          2001            2000
                                          ----            ----
Cash flows from operating activities:
 Net loss                             ($ 31,653)      ($ 48,207)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
   Depreciation and amortization         45,529          45,813
   Changes in assets and liabilities:
   Decrease in restricted cash            1,281           2,251
   (Increase) decrease in other assets   (1,591)          3,153
   Increase in accounts payable - trade   5,057          14,837
   (Decrease) increase in other
    liabilities                            (465)            322
   Increase (decrease) in tenant
    security deposits                     1,995            (660)
                                       --------        --------
Net cash provided by operating
 activites                               20,153          17,509
                                       --------        --------
Increase in cash and cash equivalents    20,153          17,509
Cash and cash equivalents at
 beginning of period                    330,149         325,890
                                       --------        --------
Cash and cash equivalents at end of
 period                                $350,302        $343,399
                                       ========        ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2001.

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