Form 10-Q
period 2001-09-30
DIVERSIFIED HISTORIC INVESTORS IV INCOME FUND
filed 2002-09-23
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ----------------------------------

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

Item 1.   Financial Statements.

     Consolidated Balance Sheets - September 30, 2001 (unaudited)
       and December 31, 2000
     Consolidated  Statements of Operations - Three  Months  and
       Nine Months Ended September 30,2001 and 2000 (unaudited) Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 2001 and 2000 (unaudited)
     Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 2001, Registrant had cash of approximately $341,340. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2001, Registrant had restricted cash of $24,041 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the third quarter of 2001, Registrant incurred a loss of $27,888 ($3.33 per limited partnership unit) compared to a loss of $18,807 ($2.25 per limited partnership unit) for the same period in 2000. For the first nine months of 2001, the Registrant incurred a loss of $59,541 ($7.11 per limited partnership unit) compared to a loss of $67,016 ($8.01 per limited partnership unit) for the same period in 2000.

              Rental income increased $5,216 from $46,248 in the third quarter of 2000 to $51,464 in the same period in 2001 and increased $10,025 from $142,071 for the first nine months of 2000 to $152,096 in the same period in 2001. The increase in rental income from the third quarter and the first nine months of 2000 to the same periods in 2001 is due to an increase in the average occupancy at Locke Mill Plaza for the third quarter (67% to 93%) and for the first nine months of 2001 (76% to 88%), and an increase average occupancy at Brass Works for the third quarter (96% to 99%) and for the first nine months of 2001 (95% to 100%).

              Interest income decreased $542 from $2,651 in the third quarter of 2000 to $2,109 in the same period in 2001 and decreased $238 from $7,332 for the first nine months of 2000 to $7,094 in the same period in 2001 due to changes in the average invested cash balances at the Brass Works and Locke Mill Plaza during both periods.

              Rental operations expense increased $1,709 from $26,176 in the third quarter of 2000 to $27,885 in the same period in 2001 and increased $1,927 from $92,077 for the first nine months of 2000 to $94,004 in the same period in 2001. The increase from the third quarter of 2000 to the same period in 2001 is due to an increase in maintenance expense at the Brass Works. The increase in maintenance expense at the Brass Works is due to an increase in average occupancy (96% to 99%). The increase from the first nine months of 2000 to the same period in 2001 is due to an increase in maintenance expense at both the Brass Works and Locke Mill Plaza, partially offset by a decrease in wages and salaries at Locke Mill Plaza. The increase in maintenance expense at the Brass Works and Locke Mill Plaza is due to increases in average occupancies. Wages and salaries decreased at Locke Mill Plaza due to a decrease in payroll related expenses.

              Income recognized during the third quarter of 2001 at the Registrant's two properties was approximately $4,000, compared to income of approximately $3,000 for the same period in 2000. For the first nine months of 2001, the Registrant recognized income of approximately $3,000 compared to income of approximately $7,000 for the same period in 2000.

              In the third quarter of 2001, Registrant recognized income of $5,000 at the Brass Works, including $12,000 of depreciation expense, compared to income of 13,000 including $12,000 of depreciation expense in the third quarter of 2000 and for the first nine months of 2001, Registrant recognized income of $14,000 including $36,000 of depreciation expense, compared to income of $19,000 for the same period in 2000, including $36,000 of depreciation expense. The decrease in net income from the third quarter and the first nine months of 2000 to the same periods in 2001 is due to an increase in maintenance expense due to increases in maintenance repairs.

              In the third quarter of 2001, Registrant incurred a loss of $400 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a loss of $10,000 including $7,000 of depreciation expense in the third quarter of 2000 and for the first nine months of 2001, Registrant incurred a loss of $11,000 including $20,000 of depreciation expense, compared to a loss of $12,000 including $20,000 of depreciation expense for the same period in 2000. The decrease in loss from the first nine months of 2000 to the same period in 2001 is due to an increase in rental income partially offset by an increase in maintenance expense. The increase in rental income and the increase in maintenance expense is due to an increase in average occupancy for the third quarter (67% to 93%) and for the first nine months (76% to 88%).

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets

                                 September 30,    December 31,
                                     2001             2000
                                     ----             ----
                                  (Unaudited)

Rental properties, at cost:
 Land                            $   74,324       $   74,324
 Buildings and improvements       2,246,555        2,246,555
 Furniture and fixtures              29,814           29,814
                                 ----------       ----------
                                  2,350,693        2,350,693
Less - accumulated depreciation  (1,203,465)      (1,135,171)
                                 ----------       ----------
                                  1,147,228        1,215,522

Cash and cash equivalents           341,339          330,149
Restricted cash                      24,041           22,787
Other assets                         23,944           22,056
                                 ----------       ----------
     Total                       $1,536,552       $1,590,514
                                 ==========       ==========

                Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade       $   45,925        $   44,677
 Accounts  payable - real
  estate tax                         4,809                 0
 Other liabilities                      80             1,378
 Tenant security deposits           13,085            12,265
                                ----------        ----------
     Total liabilities              63,899            58,320

Partners' equity                 1,472,653         1,532,194
                                ----------        ----------
     Total                      $1,536,552        $1,590,514
                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                             Three months           Nine months
                         ended September 30,    ended September 30,
                          2001         2000      2001         2000
                          ----         ----      ----         ----
Revenues:
 Rental income           $51,464     $46,248   $152,096     $142,071
 Interest income           2,109       2,651      7,094        7,332
                         -------     -------   --------     --------
  Total revenues          53,573      48,899    159,190      149,403
                         -------     -------   --------     --------
Costs and expenses:
 Rental operations        27,885      26,176     94,004       92,077
 General and
  administrative          30,811      18,623     56,433       55,623
 Depreciation and
  amortization            22,765      22,906     68,294       68,719
                         -------     -------   --------     --------
  Total costs and
   expenses               81,461      67,705    218,731      216,419
                         -------     -------   --------     --------
Net loss                ($27,888)   ($18,806) ($ 59,541)   ($ 67,016)
                         =======     =======   ========     ========
Net loss per limited
 partnership unit       ($  3.33)   ($  2.25) ($   7.11)   ($   8.01)
                         =======     =======   ========     ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                          Nine months ended
                                            September 30,
                                          2001         2000
                                          ----         ----
Cash flows from operating activities:
 Net loss                              ($ 59,541)   ($67,016)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
  Depreciation and amortization           68,294      68,719
  Changes in assets and liabilities:
  Increase in restricted cash             (1,254)       (869)
  Increase in other assets                (1,888)     (1,745)
  Increase in accounts payable - trade     1,249         685
  Increase in accounts payable - taxes     4,809           0
  Decrease in other liabilities           (1,298)       (121)
  Increase (decrease) in tenant
   security deposits                         820      (1,110)
                                        --------    --------
Net cash used in operating activities     11,191      (1,457)
                                        --------    --------
Cash flows from financing activities:
 Net cash used in financing activities         0           0
                                        --------    --------
Decrease in cash and cash equivalents     11,191      (1,457)
Cash and cash equivalents at
 beginning of period                     330,149     325,890
                                        --------    --------
Cash and cash equivalents at end of
 period                                 $341,340    $324,433
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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2001.

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