Form 10-K
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2003-05-30
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2001
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                  33-11907
                       ------------------------------------------

                DIVERSIFIED HISTORIC INVESTORS IV
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2440837
-------------------------------                        ----------
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

Securities registered pursuant to Section 12(g) of the Act: 8,285.7 Units
                                                            --------------
             UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------
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

                             PART I

Item 1.   Business

          a. General Development of Business

              Diversified Historic Investors IV ("Registrant") is a limited partnership formed in 1987 under Pennsylvania law. As of December 31, 2001, Registrant had outstanding 8,285.7 units of limited partnership interest (the "Units").

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

              As of December 31, 2001, Registrant owned two properties, one each located in North Carolina and Pennsylvania. In total, the properties contain 22 apartment units. As of December 31, 2001, 21 of the apartment units were under lease at monthly rental rates ranging from $500 to $1,095. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for residential tenants in the local markets where the Registrant's properties are located is generally strong. The properties held for rental by the Registrant are located in the Old City Historic District in Philadelphia, Pennsylvania and Concord, North Carolina. In both areas there are several similar historically certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing market in either of the geographic areas in which the Registrant's properties are located. The apartment market remains stable in both areas and new construction remains virtually nonexistent in Concord, North Carolina although the availability of favorable home financing has placed pressure on the rental tenant base. The Registrant is able to raise rental rates and stay fully occupied in the Philadelphia property but at the same time, competitive pressure exists from other buildings in the Old City area and the emerging Northern Liberties neighborhood.

               Registrant   has   no   employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

           d.  Financial Information About Foreign  and  Domestic
Operations and Export Sales.

              See  Item 8. Financial Statements and Supplementary
Data.

Item 2.   Properties

            As   of  December  31,  2001,  Registrant  owned  two
properties, or interests therein, as follows:

           a. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per square foot)("sf") funded by its equity contribution.

              The property is managed by BCMI. At December 31, 2001, 11 of the apartment units were under lease (99%) with monthly rents ranging from $650 to $1,095. All leases are renewable, one-year leases. The occupancy for the previous four years was 100% for 2000, 100% for 1999, and 100% for 1998. The
monthly rental range was $650 to $925 during 2000, $690 to $875 during 1999, $665 to $815 during 1998, and $665 to $755 during
1997. The monthly rental range increased to its present level due to the increase in popularity of the Old City neighborhood in which the property is located, and the sustained ability of the property to be fully occupied (other than transitory vacancies) at increasing monthly rental rates. For tax purposes, this property has a federal tax basis of $1,053,923 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,424.92, which is based on an assessed value of $115,200 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Locke Mill Plaza - consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in Concord, North Carolina. In November 1988, Registrant acquired the units for $665,000 funded by its equity contribution.

             The property is managed by BCMI.  As of December 31,
2001, 10 units were under lease (100%) with monthly rates ranging from $500 to $560. All leases are renewable, one-year leases. The occupancy as of year end for the previous four years was 60% for 2000, 80% for 1999, 100% for 1998, and 89% for 1997. The monthly rental range has been approximately the same since 1997. For tax purposes, this property has a federal tax basis of $623,769 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $2,663.09 which is based on an assessed value of $475,550 taxed at a rate of $.56 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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


                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 38 units were sold or exchanged in 2001.

           b. As of December 31, 2001, there were 1,009 record holders of Units.

          c. In 2001 and 2000 Registrant made no distributions out of available cash flow.

Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 2001. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2001       2000       1999       1998       1997
                    ----       ----       ----       ----       ----
Rental income    $203,679   $188,729   $194,123   $190,058   $180,312
Interest
 income             8,944     10,061     11,328     35,117    274,358
Net loss          (69,298)   (86,597)   (92,209)   (60,005)  (541,583)
Net loss per
 unit               (8.28)    (10.35)    (11.02)     (7.17)    (64.71)
Total assets
 (net of
 depreciation
 and
 amortization)  1,520,361  1,590,514  1,675,218  2,029,350  4,802,128
Dividends
 (distributions)        0          0    276,190  2,529,533    276,190


Item 7.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

          (1)  Liquidity

              At December 31, 2001, Registrant had cash of approximately $336,033. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties.

              As of December 31, 2001, Registrant had restricted cash of $25,042 consisting primarily of funds held as security deposits, replacement reserves, escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 2001, Registrant incurred a net loss of $69,298 ($8.28) per limited partnership unit compared to a loss of $86,597 ($10.35 per limited partnership unit) in 2000 and a loss of $92,209 ($11.02 per limited partnership unit) in 1999.

             Rental income was $203,679 in 2001, $188,729 in 2000
and $194,128 in 1999. The increase from 2000 to 2001 is due to an increase in average occupancy (71% to 88%) at Locke Mill Plaza and an increase in average rental rates at the Brass Works. The decrease from 1999 to 2000 is due to a decrease in rental income at Locke Mill Plaza due to a decrease in average occupancy (93% to 71%) partially offset by an increase in rental income at Brass Works due to an increase in average rental rates.

             Interest income was $8,944 in 2001, $10,061 in 2000,
and $11,328 in 1999. The decrease in interest income from 2000 to 2001 is due to decreasing interest rates. The decrease in interest income from 1999 to 2000 is due to a decrease in the average invested cash balances.

              Rental operation expense was $117,381 in 2001, $119,337 in 2000 and $129,346 in 1999. The decrease in rental operation expense from 2000 to 2001 is due to a decrease in maintenance expense at the Brass Works, offset by an increase in marketing and leasing expense at the Locke Mill apartments. The decrease in maintenance expense at the Brass Works is due to a decrease in apartment preparation expense. The increase in marketing and leasing expense resulted in the increase in unit occupancy. The decrease in rental operation expense from 1999 to 2000 is due to a decrease in legal expense. The decrease is due to the settlement of a tenant claim at the Henderson Apartments in 1999.

              General and administrative expense was $72,000 in 2001, $74,425 in 2000 and $77,000 in 1999. The decreases from
1999 to 2000 and 2000 to 2001 are due to the decrease in fees paid to the general partner.

             During 2001, income of $36,000 was recognized at the Registrant's three properties compared to $19,000 of income in 2000 and $20,000 of income in 1999. A discussion of property operations/activities follows:

              In 2001, Registrant recognized net income of $0 at The Henderson Riverfront Apartments compared to net income of $0 in 2000 and a net loss of $5,000 in 1999. The net loss in 1999 is due to legal expenses for the settlement of a tenant claim in 1999 net of interest income.

             In 2001, Registrant recognized net income of $36,000 including $49,000 in depreciation expense at the Brass Works compared to net income of $21,000, including $49,000 in depreciation expense in 2000, and net income of $20,000, including $49,000 depreciation expense in 1999. The increase in income from 2000 to 2001 is due to an increase in rental income combined with a decrease in maintenance expense. The increase in rental income is due to an increase in average rental rates. The decrease in maintenance expense is due to a decrease in apartment preparation expense. The increase in income from 1999 to 2000 is due to an increase in rental income partially offset by increases in maintenance expense and advertising expense. The increase in rental income is due to an increase in monthly rental rates. The increase in advertising is due to an increase in signage and marketing expenses, and the increase in maintenance expense is due to nonrecurring repairs at the property.

              In 2001, Registrant incurred a loss of $7,000 at Locke Mill Plaza including $27,000 of depreciation expense compared to a loss of $9,000 including $27,000 of depreciation expense in 2000 compared to income of $5,000 including $26,000 of depreciation expense in 1999. The decrease in loss from 2000 to 2001 is due to an increase in rental income, partially offset by an increase in marketing and leasing expense. The increase in rental income is due to an increase in average occupancy (71% to 88%). The increase in marketing and leasing expense resulted in the increase in unit occupancy. The decrease from 1999 to 2000 is due to the decrease in rental income due to a decrease in average occupancy (93% to 71%).

Item  7A.  Quantitative and Qualitative Disclosures about  Market
Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                  Independent Auditor's Report



To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 2001 and 2000, and the results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

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




Gross, Kreger & Passio
Philadelphia, Pennsylvania
March 19, 2002

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                            Page

   Consolidated Balance Sheets at December 31, 2001  and
2000                                                           10

   Consolidated Statements of Operations for  the  Years
Ended December 31, 2001, 2000, and 1999                        11

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 2001,  2000,
and 1999                                                       12

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2001, 2000, and 1999                        13

   Notes to consolidated financial statements                 14-17

Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated       19
Depreciation
   Notes to Schedule XI                                        20








All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                   December 31, 2001 and 2000

                             Assets

                                           2001           2000
                                           ----           ----
Rental properties at cost:
 Land                                  $   74,324    $   74,324
 Buildings and improvements             2,246,555     2,246,555
 Furniture and fixtures                    44,660        29,814
                                       ----------    ----------
                                        2,365,539     2,350,693
  Less - accumulated depreciation      (1,227,712)   (1,135,171)
                                       ----------    ----------
                                        1,137,827     1,215,522
Cash and cash equivalents                 336,033       330,149
Restricted cash                            25,042        22,787
Other assets                               21,459        22,056
                                       ----------    ----------
Total                                  $1,520,361    $1,590,514
                                       ==========    ==========

                Liabilities and Partners' Equity

Liabilities:

 Accounts payable - trade              $  16,268     $   44,679
 Other liabilities                        28,909          1,378
 Tenant security deposits                 12,290         12,265
                                      ----------     ----------
    Total liabilities                     57,467         58,322
Partners' equity                       1,462,894      1,532,192
                                      ----------     ----------
Total                                 $1,520,361     $1,590,514
                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 2001, 2000 and 1999



                                    2001      2000     1999
                                    ----      ----     ----
Revenues:
 Rental income                   $203,679  $188,729  $194,123
 Interest income                    8,944    10,061    11,328
                                 --------  --------  --------
 Total revenues                   212,623   198,790   205,451
                                 --------  --------  --------
Costs and expenses:
 Rental operations                117,380   119,337   129,346
 General and administrative        72,000    74,425    77,000
 Depreciation and amortization     92,541    91,625    91,314
                                 --------  --------  --------
  Total costs and expenses        281,921   285,387   297,660
                                 --------  --------  --------
Net loss                        ($ 69,298)($ 86,597)($ 92,209)
                                 ========  ========  ========
Net  loss per limited
 partnership unit               ($   8.28)($  10.35)($  11.02)
                                 ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

      For the Years Ended December 31, 2001, 2000 and 1999


                                       Dover
                                    Historic     Limited
                                    Advisors     Partners
                                     III(1)        (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====
Balance at December 31, 1998      ($427,343)   $2,414,531    $1,987,188
Net loss                               (922)      (91,287)      (92,209)
Distribution to partners            (27,619)     (248,571)     (276,190)
                                   --------    ----------    ----------
Balance at December 31, 1999       (455,884)    2,074,673     1,618,789
Net loss                               (866)      (85,731)      (86,597)
                                   --------    ----------    ----------
Balance at December 31, 2000       (456,750)    1,988,942     1,532,192
Net loss                               (693)      (68,605)      (69,298)
                                   --------    ----------    ----------
Balance at December 31, 2001      ($457,443)   $1,920,337    $1,462,894
                                   ========    ==========    ==========


 (1) General Partner

 (2) 8,285.7 limited partnership units outstanding at December 31, 2001, 2000, and 1999.


The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended December 31, 2001, 2000 and 1999

                                      2001        2000         1999
                                      ----        ----         ----
Cash flows from operating
 activities:
  Net loss                         ($ 69,298)  ($ 86,597)  ($ 92,209)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
   Depreciation and amortization      92,541      91,625      91,314
   Changes in assets and liabilities:
   (Increase) decrease restricted
    cash                              (2,255)      2,382      (1,496)
  Decrease (increase) in other
   assets                                596      (5,044)     (9,534)
  (Decrease) increase in accounts
   payable - trade                   (28,408)      1,223      12,579
  Increase (decrease) in other
   liabilities                        27,529        (160)        717
  Increase in tenant security
   deposits                               25         830         970
                                    --------    --------    --------
    Net cash provided by
     operating activities             20,730       4,259       2,341
                                    --------    --------    --------
Cash flows from investing
 activities:
  Capital expenditures               (14,846)          0      (3,760)
                                    --------    --------    --------
    Net cash used in investing
     activities                      (14,846)          0      (3,760)
                                    --------    --------    --------
Cash flows from financing
 activities:
  Distributions to partners                0           0    (276,190)
                                    --------    --------    --------
   Net cash used in financing
    activities                             0           0    (276,190)
                                    --------    --------    --------
Increase (decrease) in cash and
 cash equivalents                      5,884       4,259    (277,609)
Cash and cash equivalents at
 beginning of year                   330,149     325,890     603,499
                                    --------    --------    --------
Cash and cash equivalents at end
 of year                            $336,033    $330,149    $325,890
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

4.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership interest (a "Unit") is based on the weighted average number of limited partnership Units outstanding during the period (8,285.7 Units in 2001, 2000, and 1999).

5.   Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.   Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.   Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 2001, uninsured funds held at one institution are approximately $202,000.

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

NOTE D - ACQUISITIONS

The   Partnership  acquired  two  properties  and   one   general
partnership interest in a partnership owning a third property during the period from May 1987 to November 1988, as discussed below.

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





NOTE E - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")  purposes  and  for  income  tax  ("tax")  purposes.   A
reconciliation of net loss and partners' equity follows:

                            For the years ended December 31,
                              2001        2000        1999
                              ----        ----        ----
Net loss - book          ($  69,298) ($  86,597) ($  92,209)
Excess of book over
 tax depreciation            20,302      21,726      21,569
Minority interest
 (tax only)                    (372)       (339)        238
                           --------   ---------   ---------
Net loss - tax           ($  49,368) ($  65,210) ($  70,402)
                          =========   =========   =========

                            For the years ended December 31,
                              2001        2000        1999
                              ----        ----        ----
Partners' equity - book   $1,462,894  $1,532,192  $1,618,791
Costs of issuance          1,077,141   1,077,141   1,077,141
Cumulative tax over
 book loss                   274,659     254,730     233,343
                          ----------  ----------  ----------
Partners' equity - tax    $2,814,694  $2,864,063  $2,929,275
                          ==========  ==========  ==========

                    SUPPLEMENTAL INFORMATION

              DIVERSIFIED HISTORIC INVESTORS IV
                   (a limited partnership)

    SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      DECEMBER 31, 2001

                             Gross Amount
                           at which Carried
            Initial Cost    at December 31,
           to Partnership        2001
                 (b)

              Buildings       Buildings
                and             and                   Accumu-
Descrip-      Improve-         Improve-                lated
  tion   Land  ments     Land   ments       Total      Depr.
-------  ---- ---------  ---- --------      -----     -------
  (a)                                                  (d)(e)

12
apart-
ment
units
in
Phila-
delphia,
PA    $54,000 $1,209,858 $54,000 $1,589,153 $1,643,153 $  864,434

10
apart-
ment
units
in
North
Concord,
NC    $20,324    692,522  20,324    702,062    722,386    363,278
      ------- ---------- ------- ---------- ---------- ----------
      $74,324 $1,902,380 $74,324 $2,291,215 $2,365,539 $1,227,712
      ======= ========== ======= ========== ========== ==========

          Date
Descrip-  of       Date
  tion   Constr. Acquired
-------  ------- --------
  (a)      (a)

12
apart-
ment
units
in
Phila-
delphia,
PA        1988   5/22/87

10
apart-
ment
units
in
North
Concord,
NC        1988   11/30/88

                DIVERSIFIED HISTORIC INVESTORS IV
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2001

(A)  Each  property is a certified historic structure as  defined
     in  the  Internal  Revenue  Code  of  1986.   The  "date  of
     construction" refers to the period in which the properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C)  The  aggregate  cost of real estate owned  at  December  31,
     2001, for Federal income tax purposes is approximately $1,677,692. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)  Reconciliation of land, buildings and improvements:

                                       2001        2000        1999
                                       ----        ----        ----

Balance at beginning of year       $2,350,693  $2,350,693  $2,346,933
Additions during the year:
 Improvements                          14,846           0       3,760
                                   ----------  ----------  ----------
Balance at end of year             $2,365,539  $2,350,693  $2,350,693
                                   ==========  ==========  ==========

Reconciliation of accumulated depreciation:

                                       2001        2000        1999
                                       ----        ----        ----
Balance at beginning of year       $1,135,171  $1,043,546  $  952,232
Depreciation expense for the year      92,541      91,625      91,314
                                   ----------  ----------  ----------
Balance at end of year             $1,227,712  $1,135,171  $1,043,546
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

              Donna M. Zanghi (age 44) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 36) was appointed on May  13,
1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi has also served as Assistant Secretary and Director of both D, LTD and DHP, Inc. from January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 2001, Registrant did not pay any cash compensation to DoHA-III.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

          c. Other Compensation - Compensation not referred to in paragraph a. or paragraph b. of this Item was not paid or distributed during 2001 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 2001, 2000 and 1999 was $0 for both 2000 and 2001, and $27,619 for 1999, respectively.

          a. Transactions with Management - Fees paid during 2001 to the general partner were $0.

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

                             PART IV

Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

             1.     Financial Statements:

                            a.    Consolidated Balance Sheets  at
                 December 31, 2001 and 2000.

                             b.     Consolidated  Statements   of
                 Operations for the Years Ended     December  31,
                 2001, 2000 and 1999.

                             c.     Consolidated  Statements   of
                 Changes  in Partners' Equity for  the      Years
                 Ended December 31, 2001, 2000 and 1999.

                            d.    Consolidated Statements of Cash
                 Flows  for  the  Years  Ended      December  31,
                 2001, 2000 and 1999.

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

                   21               Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

              (b)  Reports on Form 8-K:
                                          No  reports were  filed
                 on  Form  8-K during the quarter ended  December
                 31, 2001.

             (c)  Exhibits:
                 See Item 14(A)(3) above.

                           SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 30, 2003       DIVERSIFIED HISTORIC INVESTORS IV Income Fund
       ------------       ---------------------------------------------
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

        Signature               Capacity             Date

DOVER HISTORIC ADVISORS III   General Partner

By:  EPK, Inc., General Partner

     By: /s/ Spencer Wertheimer                     May 30, 2003
         ----------------------                     ------------
         SPENCER WERTHEIMER,
         President

   By:  /s/ Michele F. Rudoi                        May 30, 2003
        -----------------------                     ------------
        MICHELE F. RUDOI,
        Assistant Secretary