Form 10-Q
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2003-06-02
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001
        Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2002, Registrant had cash of $332,504. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2002, Registrant had restricted cash of $18,448 consisting primarily of funds held as security deposits and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the first quarter of 2002, Registrant incurred a loss of $35,675 ($4.26 per limited partnership unit) compared to a loss of $28,646 ($3.40 per limited partnership unit) for the same period in 2001.

              Rental income increased $1,807 from $48,242 in the first quarter of 2001 to $50,049 in the same period in 2002. The increase in rental income is due to an increase in average occupancy at Locke Mill Plaza (71% to 94%), partially offset by a decrease in average occupancy at the Brass Works (100% to 88%).

              Interest income decreased $1,051 from $2,507 in the first quarter of 2001 to $1,456 in the same period in 2002. The decrease in interest income is due to the decrease in money market interest rates.

              Rental operations expense increased by $8,226 from $37,820 in the first quarter of 2001 to $46,046 in the same period in 2002. The increase is due to an increase in real estate tax expense at the Brass Works, an increase in wages and salaries expense at Locke Mill Plaza, and an increase in insurance expense at both the Brass Works and Locke Mill Plaza. The increase in rental operations expense is partially offset by a decrease in maintenance expense at Locke Mill Plaza. The increase in real estate tax expense is due to an increase in the appraised value of the Brass Works building and the increase in wages and salary expense is due to an increase in maintenance wages paid. The increase in insurance expense is a result of premiums prepaid through October of 2002 and the decrease in maintenance expense is due to a decrease in apartment preparation expenses.

              Losses incurred during the first quarter of 2002 at
the   Registrant's  two  properties  amounted  to   approximately
$15,000, compared to losses of approximately $8,000 for the same period in 2001.

              In the first quarter of 2002, Registrant incurred a
net loss of $11,000 at the Brass Works, including $12,000 of depreciation expense, compared to a net income of $1,500 including $12,000 of depreciation expense in the first quarter of 2001. The loss incurred during the first quarter of 2002 is due to a decrease in rental income and an increase in insurance expense and real estate tax expense. The decrease in rental income is due to a decrease in average occupancy (100% to 88%). The increase in insurance expense is a result of premiums prepaid through October of 2002. The increase in real estate tax is due to a $120,000 increase in the market value of the building, thus creating a $38,400 increase in the building's taxable value.

              In  the  first  quarter  of  2002,  the  Registrant
incurred a net loss of $4,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a net loss of $9,000 including $7,000 of depreciation expense during the first quarter of 2001. The decrease in net loss from the first quarter of 2001 to the same period in 2002 is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in insurance expense. Rental income increased due to an increase in average occupancy (71% to 94%) and maintenance expense decreased due to a decrease in apartment preparation expenses. The increase in insurance expense is a result of premiums prepaid through October of 2002.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets

                              March 31, 2002   December 31, 2001
                              --------------   -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                           $   74,324         $   74,324
 Buildings and improvements      2,246,555          2,246,555
 Furniture and fixtures             44,660             44,660
                                ----------         ----------
                                 2,365,539          2,365,539
Less - accumulated depreciation (1,250,847)        (1,227,712)
                                ----------         ----------
                                 1,114,692          1,137,827
Cash and cash equivalents          332,504            336,033
Restricted cash                     18,448             25,042
Other assets                        21,484             21,459
                                ----------         ----------
     Total                      $1,487,128         $1,520,361
                                ==========         ==========


                Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade       $   17,088        $   16,268
 Other liabilities                  28,930            28,909
 Tenant security deposits           13,890            12,290
                                ----------        ----------
     Total liabilities              59,908            57,467
Partners' equity                 1,427,220         1,462,894
                                ----------        ----------
     Total                      $1,487,128        $1,520,361
                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)


                                      Three Months ended
                                           March 31,
                                      2002          2001
                                      ----          ----
Revenues:
 Rental income                      $50,049        $48,242
 Interest income                      1,456          2,507
                                    -------        -------
     Total revenues                  51,505         50,749
                                    -------        -------
Costs and expenses:
 Rental operations                   46,045         37,820
 General and administrative          18,000         18,811
 Depreciation and amortization       23,135         22,764
                                    -------        -------
     Total costs and expenses        87,180         79,395
                                    -------        -------
Net loss                           ($35,675)      ($28,646)
                                    =======        =======
Net loss per limited partnership
 unit                              ($  4.26)      ($  3.40)
                                    =======        =======

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                          Three months ended
                                               March 31,
                                          2002          2001
                                          ----          ----
Cash flows from operating activities: ($ 35,675)    ($ 28,646)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization          23,135        22,764
  Changes in assets and liabilities:
  Decrease in restricted cash             6,594         6,899
  (Increase) decrease in other assets       (26)           60
  Increase in accounts payable - trade      819         3,842
  Increase (decrease) in other
   liabilities                               24        (1,559)
  Increase in tenant security deposits    1,600           900
                                       --------      --------
Net cash (used in), provided by
operating activities                     (3,529)        4,260
                                       --------      --------
(Decrease) increase in cash and cash
 equivalents                             (3,529)        4,260
Cash and cash equivalents at
 beginning of period                    336,033       330,149
                                       --------      --------
Cash and cash equivalents at end of
 period                                $332,504      $334,409
                                       ========      ========

The accompanying notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2001.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 2, 2003         DIVERSIFIED HISTORIC INVESTORS IV
      ------------
                           By: Dover Historic Advisors III,
                               General Partner

                               By:  EPK, Inc., General Partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer