Form 10-Q
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS IV
filed 2004-01-12
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited)
        Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of June 30, 2002, Registrant had cash of $319,709. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2002, Registrant had restricted cash of $22,674 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2002, Registrant incurred a loss of $34,032 ($4.07 per limited partnership unit) compared to a loss of $3,007 ($.35 per limited partnership unit) for the same period in 2001. For the first six months of 2002, the Registrant incurred a loss of $69,707 ($8.33 per limited partnership unit) compared to a loss of $31,653 ($3.78 per limited partnership unit) for the same period in 2001.

                  Rental income increased $728 from $52,390 in the second quarter of 2001 to $53,118 in the same period in 2002 and increased $2,535 from $100,632 for the first six months of 2001 to $103,167 in the same period in 2002. The increase in rental income from the second quarter of 2001, compared to the same period in 2002 is due to an increase in average rental rates at the Brass Works. The increase from the first six months of 2001 to the same period in 2002 is due to an increase in average occupancy at Locke Mill Plaza (85% to 86%).

              Interest income decreased $1,014 from $2,478 in the second quarter of 2001 to $1,464 in the same period of 2002. Interest income decreased $2,064 from $4,985 for the first six months of 2001 to $2,921 in the same period of 2002. The decrease in interest income from both the second quarter and the first six months of 2001, compared to the same periods in 2002 is due to a decrease in money market interest rates.

              Rental operations expense increased $20,766 from $29,110 in the second quarter of 2001 to $49,876 in the same period of 2002 and for the first six months increased by $28,181 from $67,740 for the first six months of 2001 to $95,921 in the same period of 2002. The increase from the second quarter of 2001, compared to the same period in 2002, is due to an increase in maintenance service at Locke Mill Plaza and the Brass Works, an increase in capital assessments at Locke Mill Plaza and an increase in accounting expenses. The increase in accounting expenses is due to the accrual of current and prior year accounting fees. The increase from the first six months of 2001 to the same period in 2002 is due to an increase in maintenance service and insurance expense at Locke Mill Plaza and an increase in maintenance expense, real estate tax expense and insurance expense at the Brass Works. The increase in maintenance expense at the Brass Works is due to increases in maintenance and cleaning services, partially offset by a decrease in apartment preparation expense.

             General and administrative expenses increased $6,000 from $6,000 in the second quarter of 2001 to $12,000 in the same period of 2002, and for the first six months increased $6,000 from $24,000 in the first six months of 2001 to $30,000 in the same period of 2002.
The increase in general and administrative expense from both the second quarter and the first six months of 2001, compared to the same periods in 2002, is due to timing differences in which the accrual of the Registrant's administration fees were recorded. As of year end, twelve months of administration fees were fully accrued for both 2001 and 2002.

             Bad debt expense of $2,861 was incurred during the second quarter of 2002 due to the write off of tenant accounts receivable that were deemed uncollectible.

              Income recognized during the quarter at the Registrant's two properties was approximately $4,000 in 2002 compared to income of $6,000 for the same period in 2001. For the first six months of 2002, the Registrant incurred a loss of $12,000 compared to a loss of $1,000 for the same period in 2001.

              In the second quarter of 2002, the Registrant recognized net income of $6,000 at the Brass Works, including $13,000 of depreciation expense, compared to net income of $7,000 including $12,000 of depreciation expense in the second quarter of 2001. In the first six months of 2002, Registrant incurred a net loss of $5,000 at the Brass Works, including $25,000 of depreciation expense, compared to a net income of $9,000 for the same period in 2001, including $24,000 of depreciation expense. The decrease in net income from the second quarter of 2001, compared to the same period in 2002, is due to a decrease in average occupancy (100% to 97%) and an increase in maintenance service, partially offset by an increase in average rental rates. The decrease in net income from the first six months of 2001, compared to the same period in 2002 is due to a decrease in average occupancy (100% to 92%) and increases in maintenance expense, real estate tax expense, insurance expense and bad debt expense. The increase in maintenance expense is due to increases in maintenance and cleaning services. The increase in real estate tax expense is due to an increase in the property's assessed value and the increase in insurance expense is due to higher premiums. Bad debt expense increased due to the write off of tenant accounts receivable that were deemed uncollectible.

              In the second quarter of 2002, the Registrant incurred a net loss of $2,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a net loss of $1,000 including $7,000 of depreciation expense in the second quarter of 2001. In the first six months of 2002, the Registrant incurred a net loss of $7,000 including $14,000 of depreciation expense, compared to a net loss of $10,000, including $13,000 of depreciation expense for the same period in 2001. The increase in net loss from the second quarter of 2001, compared to the same period in 2002, is due to a decrease in average occupancy (100% to 77%) and increases in capital assessments and maintenance wages, partially offset by a decrease in leasing commissions. The decrease in net loss from the first six months of 2001, compared to the same period in 2002 is due to an increase in average occupancy (85% to 86%) and decreases in leasing commissions, capital assessments, and apartment preparation expenses. The decrease in net loss is partially offset by an increase in insurance expense and maintenance wages. The increase in insurance expense is due to higher premiums.


Item 4.    Controls and Procedures

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

             Under the supervision of our managing partner's principal executive officer and principal financial officer we have carried out an evaluation of the effectiveness of our adopted disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our managing partner's president and treasurer concluded that our disclosure controls and procedures are effective.

              There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

                DIVERSIFIED HISTORIC INVESTORS IV
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets

                               June 30, 2002   December 31, 2001
                               -------------   -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                           $   74,324         $   74,324
 Buildings and improvements      2,246,555          2,246,555
 Furniture and fixtures             44,660             44,660
                                ----------         ----------
                                 2,365,539          2,365,539
Less - accumulated depreciation (1,274,724)        (1,227,712)
                                ----------         ----------
                                 1,090,815          1,137,827
Cash and cash equivalents          319,709            336,033
Restricted cash                     22,673             25,042
Other assets                        24,004             21,459
                                ----------         ----------
       Total                    $1,457,201         $1,520,361
                                ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade       $   19,118         $   16,268
 Other liabilities                  31,140             28,909
 Tenant security deposits           13,755             12,290
                                ----------         ----------
     Total liabilities              64,013             57,467
Partners' equity                 1,393,188          1,462,894
                                ----------         ----------
     Total                      $1,457,201         $1,520,361
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                        Three months           Six months
                       ended June 30,        ended June 30,
                       2002      2001        2002      2001
                       ----      ----        ----      ----
Revenues:
 Rental income       $53,118   $52,390    $103,167  $100,632
 Interest income       1,464     2,478       2,921     4,985
                     -------   -------    --------  --------
  Total revenues      54,582    54,868     106,088   105,617
                     -------   -------    --------  --------
Costs and expenses:
 Rental operations    49,876    29,110      95,921    67,740
 General and
  administrative      12,000     6,000      30,000    24,000
 Bad debt expense      2,861         0       2,861         0
 Depreciation and
  amortization        23,877    22,765      47,013    45,530
                     -------   -------    --------  --------
  Total costs and
   expenses           88,614    57,875     175,795   137,270
                     -------   -------    --------  --------
Net loss            ($34,032) ($ 3,007)  ($ 69,707)($ 31,653)
                     =======   =======    ========  ========
Net loss per
 limited
 partnership unit   ($  4.07) ($   .35)  ($   8.33)($   3.78)
                     =======   =======    ========  ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                          Six months ended
                                              June 30,
                                         2002          2001
                                         ----          ----
Cash flows from operating activities:
 Net loss                             ($ 69,707)   ($ 31,653)
 Adjustments to reconcile net
  loss to net cash
  provided by operating activities:
  Depreciation and amortization          47,013       45,529
  Changes in assets and liabilities:
  Decrease in restricted cash             2,369        1,281
  Increase in other assets               (2,545)      (1,591)
  Increase in accounts payable - trade    2,850        5,057
  Increase (decrease) increase in
   other liabilities                      2,231         (465)
  Increase in tenant security deposits    1,465        1,995
                                       --------     --------
Net cash (used in) provided by
 operating activities                   (16,324)      20,153
                                       --------     --------
(Decrease) increase in cash and cash
 equivalents                            (16,324)      20,153
Cash and cash equivalents at
 beginning of period                    336,033      330,149
                                       --------     --------
Cash and cash equivalents at end of
 period                                $319,709     $350,302
                                       ========     ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        (b) Reports on Form 8-K:
            No reports were filed on Form 8-K during the quarter ended June 30, 2002.

                              SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2004     DIVERSIFIED HISTORIC INVESTORS IV
      ----------------
                           By: Dover Historic Advisors III, General
                               Partner

                               By:  EPK, Inc., General Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                        SPENCER WERTHEIMER
                                        President

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.  I  have  reviewed  this quarterly report  on  Form  10-Q  for  the
 quarterly  period  ended  June  30,  2002  of  Diversified   Historic
 Investors IV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-
 8238, 34-47986 and IC-26068 (June 5, 2003)] for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

  (b) [Omitted in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)];

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)     Any fraud, whether or not material, that involves management
    or   other   employees  who  have  a  significant  role   in   the
    registrant's internal control over financial reporting.



Date: January 12, 2004                         /s/ Spencer Wertheimer
      ----------------                         ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  President (principal
                                               executive officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.



Date: January 12, 2004                         /s/ Spencer Wertheimer
      ----------------                         ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors IV on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the , financial condition and results of operations of the Company.


Date: January 12, 2004                         /s/ Spencer Wertheimer
      ----------------                         ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  President (principal
                                               executive officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.



Date: January 12, 2004                         /s/ Spencer Wertheimer
      ----------------                         ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.