Form 10-Q
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS IV
filed 2004-01-12
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ----------------------------------

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

Item 1.   Financial Statements.

     Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001
      Consolidated  Statements of Operations - Three Months  and  Nine
Months  Ended                                 September 30,  2002  and
2001 (unaudited)
            Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and
           2001 (unauditied)
     Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 2002, Registrant had cash of approximately $319,701. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2002, Registrant had restricted cash of $27,172 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.


          2) Capital Resources

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

          (3)  Results of Operations

              During the third quarter of 2002, Registrant incurred a loss of $29,367 ($3.51 per limited partnership unit) compared to a loss of $27,888 ($3.33 per limited partnership unit) for the same period in 2001. For the first nine months of 2002, the Registrant incurred a loss of $99,074 ($11.84 per limited partnership unit) compared to a loss of $59,541 ($7.11 per limited partnership unit) for the same period in 2001.

              Rental income decreased $6,151 from $51,464 in the third quarter of 2001 to $45,313 in the same period in 2002 and decreased $3,616 from $152,096 for the first nine months of 2001 to $148,480 in the same period in 2002. The decrease in rental income from the third quarter of 2001, compared to the same period in 2002 is due to a decrease in average occupancy at the Brass Works (99% to 90%) and Locke Mill Plaza (93% to 62%). The decrease in rental income for the first nine months of 2002 is due to a decrease in average occupancy at the Brass Works (100% to 92%) and Locke Mill Plaza (88% to 78%).

              Interest income decreased $708 from $2,109 in the third quarter of 2001 to $1,401 in the same period in 2002 and decreased $2,773 from $7,094 for the first nine months of 2001 to $4,321 in the same period in 2002. The decrease in interest income for both the third quarter and the first nine months of 2001, compared to the same periods in 2002, is due to a decrease in money market interest rates.

              Rental operations expense increased $5,878 from $28,696 in the third quarter of 2001 to $34,058 in the same period in 2002 and increased $36,491 from $96,437 for the first nine months of 2001 to $130,495 in the same period in 2002. The increase from the third quarter of 2001, compared to the same period in 2002, is due to an increase in maintenance expense, leasing commission expense and wages and salaries expense at Locke Mill Plaza. The increase in maintenance expense is due to the increase in apartment preparation expenses due to the increase in turnover of apartment units. The increase in leasing commission expense is due to the increase in turnover of apartment units. The increase in wages and salaries is due to an increase in payroll and related expenses. The increase from the first nine months of 2001, compared to the same period in 2002, is due to an increase in insurance expense and wages and salaries expense at Locke Mill Plaza and an increase in insurance expense and leasing commission expense, partially offset by a decrease in maintenance expense at the Brass Works. The increase in wages and salaries expense is due to an increase in payroll and related expenses. The increases in insurance expense are due to an increase in insurance premiums. The increase in leasing commission expense is due to an increase in turnover in apartment units. The decrease in maintenance expense is due to the decrease in exterminating and snow removal expenses.

              General and administrative expenses decreased $12,000 from $30,000 in the third quarter of 2001 to $18,000 in the same period of 2002 and for the nine months decreased $6,000 from $54,000 in the nine months of 2001 to $48,000 in the same period of 2002. The decrease in general and administrative expense from both the third quarter and the nine months of 2001, compared to the same periods in 2002, is due to timing differences in which the accrual of the Registrant's administration fees were recorded in 2002. As of year end, twelve months of administration fees were fully accrued for 2001 and 2002.

             Bad debt expense of $2,861 was incurred during the second quarter of 2002 due to the write off of tenant accounts receivable that were deemed uncollectible.

              During the third quarter of 2002, the loss incurred at the Registrant's two properties was approximately $8,000, compared to income of approximately $4,000 for the same period in 2001. For the first nine months of 2002, the Registrant incurred a loss of approximately $20,000 compared to income of approximately $3,000 for the same period in 2001.

              In the third quarter of 2002, Registrant recognized income of $8,000 at the Brass Works, including $13,000 of depreciation expense, compared to income of $5,000 including $12,000 of depreciation expense in the third quarter of 2001. The increase in net income from the third quarter of 2001, compared to the same period in 2002, is due to a decrease in maintenance expense, partially offset by an increase in leasing commission expense. The decrease in maintenance expense is due to a decrease in maintenance service and alarm system service. The increase in leasing commission expense is due to an increase in turnover of apartment units.

              In the first nine months of 2002, Registrant recognized income of $3,000 at the Brass Works, including $38,000 of depreciation expense, compared to income of $14,000 for the same period in 2001 including $36,000 of depreciation expense. The decrease in net income from the first nine months of 2001, compared to the same period in 2002, is due to a decrease in rental income and an increase in bad debt expense, insurance expense and leasing commission expense, partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (100% to 92%). The increase in bad debt expense is due to the write off of tenant accounts receivable that were deemed uncollectible. The increase in insurance expense is due to an increase in insurance premiums. The increase in leasing commission expense is due to an increase in turnover of apartment units. The decrease in maintenance expense is due to the decrease in exterminating and snow removal expenses.

              In the third quarter of 2002, Registrant incurred a loss of $16,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to break even including $7,000 of depreciation expense in the third quarter of 2001. For the first nine months of 2002, Registrant incurred a loss of $23,000 including $21,000 of depreciation expense, compared to a loss of $11,000 including $20,000 of depreciation expense for the same period in 2001. The increase in loss from the third quarter of 2001, compared to the same period in 2002, is due to a decrease in rental income and an increase maintenance expense, leasing commission expense and wages and salaries expense. The decrease in rental income is due to a decrease in average occupancy (93% to 62%). The increase in maintenance expense is due to the increase in apartment preparation expenses due to the increase in turnover of apartment units. The increase in commission expense is due to the increase in turnover of apartment units. The increase in wages and salaries expense is due to an increase in payroll and related expenses. The increase in loss from the first nine months of 2001, compared to the same period in 2002, is due to a decrease in rental income and an increase in insurance expense and wages and salaries expense. The decrease in rental income is due to a decrease in average occupancy (88% to 78%). The increase in insurance expense is due to an increase in insurance premiums, and the increase in wages and salaries is due to an increase in payroll and related expenses.






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

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                          September 30, 2002   December 31, 2001
                          ------------------   -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                           $   74,324         $   74,324
 Buildings and improvements      2,246,555          2,246,555
 Furniture and fixtures             44,660             44,660
                                ----------         ----------
                                 2,365,539          2,365,539
Less - accumulated depreciation (1,298,231)        (1,227,712)
                                ----------         ----------
                                 1,067,308          1,137,827
Cash and cash equivalents          319,701            336,033
Restricted cash                     27,172             25,042
Other assets                        19,181             21,459
                                ----------         ----------
     Total                      $1,433,362         $1,520,361
                                ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade       $   20,616         $   16,268
 Accounts payable - real
  estate tax                         4,803                  0
 Other liabilities                  30,271             28,909
Tenant security deposits            13,850             12,290
                                ----------         ----------
     Total liabilities              69,540             57,467
Partners' equity                 1,363,822          1,462,894
                                ----------         ----------
     Total                      $1,433,362         $1,520,361
                                ==========         ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                            Three months            Nine months
                         ended September 30,     ended September 30,
                           2002       2001        2002         2001
                           ----       ----        ----         ----
Revenues:
 Rental income            $45,313   $51,464     $148,480    $152,096
   Interest income          1,401     2,109        4,321       7,094
                          -------   -------     --------    --------
  Total revenues           46,714    53,573      152,801     159,190
                          -------   -------     --------    --------
Costs and expenses:
 Rental operations         34,574    28,696      130,495      96,437
 General and
  administrative           18,000    30,000       48,000      54,000
 Bad debt expense               0         0        2,861           0
 Depreciation and
  amortization             23,506    22,765       70,519      68,294
                          -------   -------     --------    --------
  Total costs
   and expenses            76,080    81,461      251,875     218,731
                          -------   -------     --------    --------
Net loss                 ($29,366) ($27,888)   ($ 99,074)  ($ 59,541)
                          =======   =======     ========    ========
Net loss per limited
 partnership unit        ($  3.51) ($  3.33)   ($  11.84)  ($   7.11)
                          =======   =======     ========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                           Nine months ended
                                             September 30,
                                            2002        2001
                                            ----        ----

Cash flows from operating activities:
 Net loss                               ($ 99,074)  ($ 59,541)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
  Depreciation and amortization            70,519      68,294
  Changes in assets and liabilities:
  Increase in restricted cash              (2,129)     (1,254)
  Decrease (increase) in other assets       2,278      (1,888)
  Increase in accounts payable - trade      4,348       1,249
  Increase in accounts payable -
   taxes                                    4,803       4,809
  Increase (decrease) in other
   liabilities                              1,364      (1,298)
  Increase in tenant security deposits      1,560         820
                                         --------    --------
Net cash (used in) provided by
 operating activities                     (16,331)     11,191
                                         --------    --------
(Decrease) increase in cash and cash
 equivalents                              (16,331)     11,191
Cash and cash equivalents at
 beginning of period                      336,032     330,149
                                         --------    --------
Cash and cash equivalents at end of
 period                                  $319,701    $341,340
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

          (b) Reports on Form 8-K:
            No reports were filed on Form 8-K during the quarter ended September 30, 2002.

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

Date: January 12, 2004     DIVERSIFIED HISTORIC INVESTORS IV
      ----------------
                           By: Dover Historic Advisors III, General
                               Partner

                               By:  EPK, Inc., General Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                        SPENCER WERTHEIMER
                                        President

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 of Diversified Historic Investors IV;

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
                                        Name:  Spencer Wertheimer
                                       Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors IV on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



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