Form 10-K
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2004-01-14
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2002
                          ---------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                PART I

Item 1.   Business

          a. General Development of Business

              Diversified Historic Investors IV ("Registrant") is a limited partnership formed in 1987 under Pennsylvania law. As of December 31, 2002, Registrant had outstanding 8,285.7 units of limited partnership interest (the "Units").

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

             As of December 31, 2002, Registrant owned two properties, one each located in North Carolina and Pennsylvania. In total, the properties contain 22 apartment units. As of December 31, 2002, 19 of the apartment units were under lease at monthly rental rates ranging from $500 to $1,125. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

            d. Financial Information About Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data.


Item 2.   Properties

          As of December 31, 2002, Registrant owned two properties, or interests therein, as follows:

           a. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per square foot)("sf") funded by its equity contribution.

              The property is managed by BCMI. At December 31, 2002, 11 of the apartment units were under lease (92%) with monthly rents ranging from $850 to $1,125. All leases are renewable, one-year leases. The occupancy for the previous four years was 99% for 2001, 100% for 2000, 100% for 1999 and 100% for 1998. The monthly rental range for the previous four years was $650 to $1,095 during 2001, $650 to $925 during 2000, $690 to $875 during 1999, and $665 to $815 during
1998. The monthly rental range increased to its present level due to the increase in popularity of the Old City neighborhood in which the property is located, and the sustained ability of the property to be fully occupied (other than transitory vacancies) at increasing monthly rental rates. For tax purposes, the building and land have a federal tax basis of $1,114,068 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $12,694, which is based on an assessed value of $153,600 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Locke Mill Plaza - consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in Concord, North Carolina. In November 1988, Registrant acquired the units for $665,000 funded by its equity contribution.

              The property is managed by BCMI. As of December 31, 2002, 8 units were under lease (80%) with monthly rates ranging from $500 to $560. All leases are renewable, one-year leases. The occupancy as of year end for the previous four years was 100% for 2001, 60% for 2000, 80% for 1999, and 100% for 1998. The monthly rental range has been approximately the same since 1998. For tax purposes, the building and land have a federal tax basis of $661,862 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $4,803 which is based on an assessed value of $475,550 taxed at a rate of $1.01 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 65 units were sold or exchanged in 2002.

           b. As of December 31, 2002, there were 1,012 record holders of Units.

          c.   Registrant did not declare any cash dividends in 2002 or 2001.

Item 6.   Selected Financial Data

          The following selected financial data are for the five years ended December 31, 2002. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                     2002       2001       2000       1999       1998
                     ----       ----       ----       ----       ----
 Rental income    $199,638   $203,679    $188,729   $194,123   $190,058
 Interest
  income             5,604      8,944      10,061     11,328     35,117
 Net loss         (116,040)   (69,298)    (86,597)   (92,209)   (60,005)
Net loss per
 unit               (13.86)     (8.28)     (10.35)    (11.02)     (7.17)
Total assets
 (net of
 depreciation
 and
 amortization)   1,411,051   1,520,361  1,590,514  1,675,218  2,029,350
 Dividends
 (distributions)         0           0          0    276,190  2,529,533

Item 7.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

          (1)  Liquidity

               At December 31, 2002, Registrant had cash of approximately $307,657. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties.

              As  of December 31, 2002, Registrant had restricted cash
of $27,890 consisting primarily of funds held as security deposits, replacement reserves, escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 2002, Registrant incurred a net loss of $116,040 ($13.86 per limited partnership unit) compared to a loss of $69,298
($8.28 per limited partnership unit) in 2001 and a loss of $86,597 ($10.35 per limited partnership unit) in 2000.

             Rental income was $199,638 in 2002, $203,679 in 2001, and
$188,729 in 2000. The decrease in rental income from 2001 to 2002 is due to a decrease in average occupancy at Locke Mill (88% to 80%) and a decrease in average occupancy at the Brass Works (99% to 91%). The increase in rental income from 2000 to 2001 is due to an increase in average occupancy (71% to 88%) at Locke Mill Plaza combined with an increase in average rental rates at the Brass Works.

              Interest income was $5,604 in 2002, $8,944 in 2001, and $10,061 in 2000. The decrease in interest income from 2001 to 2002 is due to a decrease in average invested cash balances and a decrease in interest rates on money market accounts. The decrease from 2000 to 2001 is due to the decrease in interest rates on money market accounts.

             Rental operations expense was $ 151,436 in 2002, $117,380 in 2001, and $119,337 in 2000. The increase in rental operations expense from 2001 to 2002 is due to an increase in insurance expense at the Registrants two properties, an increase in maintenance expense, leasing commissions, and real estate tax expense at the Brass Works, and an increase in wages and salaries and condominium fees, partially offset by a decrease in leasing commissions at Locke Mill. The increase in insurance expense at the Brass Works and Locke Mill is due to an increase in premiums due to insurance market conditions. The increase in maintenance expense and leasing commissions at the Brass Works is due to an increase in turnover of apartment units. The increase in real estate tax expense at the Brass Works is due to an increase in the property's appraised value on which the taxes are based. The increase in wages and salaries expense at Locke Mill is due to an increase in maintenance wages. The increase in condominium fees are due to an increase in budgeted operating expenses at Locke Mill. The decrease in leasing commissions at Locke Mill is due to a decrease in turnover of apartment units. The decrease in rental operation expense from 2000 to 2001 is due to a decrease in maintenance expense at the Brass Works, partially offset by an increase in marketing and leasing expense at Locke Mill. The decrease in maintenance expense at the Brass Works is due to a decrease in apartment preparation expense. The increase in marketing and leasing expense at Locke Mill is due to the increase in unit occupancy.

              Bad debt expense of $2,861 was incurred during 2002 due to the write off of tenant accounts receivable that were deemed uncollectible.

              General and administrative expense was $72,000 in both 2002 and 2001, and $74,425 in 2000. The decrease in general and administrative expense from 2000 to 2001 is due to a decrease in fees paid to the general partner.

             During 2002, a loss of approximately $11,000 was incurred at the Registrants three properties compared to income of approximately $36,000 during 2001, and income of $19,000 in 2000. A discussion of property operations/activities follows:

              In 2002, Registrant recognized net income of $12,000 including $51,000 in depreciation expense at the Brass Works, compared to net income of $36,000 including $49,000 in depreciation expense in 2001, and net income of $21,000, including $49,000 in depreciation expense in 2000. The decrease in net income from 2001 to 2002 is due to a decrease in rental income and an increase in rental operations expense and bad debt expense. The decrease in rental income is due to a decrease in average occupancy (99% to 92%). The increase in rental operations expense is due to an increase in maintenance expense, leasing commissions, insurance expense, and real estate tax expense. The increase in maintenance expense and leasing commissions are due to an increase in turnover of apartment units. The increase in insurance expense is due to an increase in premiums due to insurance market conditions. The increase in real estate tax expense is due to an increase in the property's appraised value on which the taxes are based. The bad debt expense is due to the write off of tenant accounts receivables that were deemed uncollectible. The increase in net income from 2000 to 2001 is due to an increase in rental income combined with a decrease in maintenance expense. The increase in rental income is due to an increase in average rental rates. The decrease in maintenance expense is due to a decrease in apartment preparation expense.

              In 2002, Registrant incurred a loss of $22,000 at Locke Mill Plaza including $28,000 of depreciation expense, compared to a loss of $7,000 including $27,000 of depreciation expense in 2001, and a loss of $9,000 including $27,000 of depreciation expense in 2000. The increase in loss from 2001 to 2002 is due to a decrease in rental income and an increase in rental operations expense. The decrease in rental income is due to a decrease in average occupancy (88% to 80%). The increase in rental operations expense is due to an increase in wages and salaries expense, condominium fees and insurance expense, partially offset by a decrease in leasing commissions. The increase in wages and salaries expense is due to an increase in maintenance wages. The increase in condominium fees are due to an increase in budgeted operating expenses at Locke Mill. The increase in insurance expense is due to an increase in premiums due to insurance market conditions. The decrease in leasing commissions is due to a decrease in turnover of apartment units. The decrease in loss from 2000 to 2001 is due to an increase in rental income, partially offset by an increase in marketing and leasing expense. The increase in rental income is due to an increase in average occupancy (71% to 88%). The increase in marketing and leasing expense is due to the increase in unit occupancy.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk Not applicable.

Item 8.   Financial Statements and Supplementary Data
           Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

Item 9A.   Controls and Procedures

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

                     Independent Auditor's Report



To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 2002 and 2001, and the results of operations and cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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



Gross, Kreger & Passio
Philadelphia, Pennsylvania
May 21, 2003

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                        Page

   Consolidated Balance Sheets at December 31, 2002
   and 2001                                                 11

   Consolidated Statements of Operations for  the  Years
Ended December 31, 2002, 2001, and 2000                     12

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 2002,  2001,
and 2000                                                    13

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2002, 2001, and 2000                     14

   Notes to consolidated financial statements             15-18

Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation   20

   Notes to Schedule XI                                     21






All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                      December 31, 2002 and 2001

                                Assets

                                           2002        2001
                                           ----        ----
Rental properties at cost:
 Land                                  $   74,324  $   74,324
 Buildings and improvements             2,246,555   2,246,555
 Furniture and fixtures                    54,251      44,660
                                       ----------  ----------
                                        2,375,130   2,365,539
  Less - accumulated depreciation      (1,322,696) (1,227,712)
                                       ----------  ----------
                                        1,052,434   1,137,827
Cash and cash equivalents                 307,657     336,033
Restricted cash                            27,890      25,042
Other assets                               23,070      21,459
                                       ----------  ----------
Total                                  $1,411,051  $1,520,361
                                       ==========  ==========

                   Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade              $   18,826  $   16,268
 Other liabilities                         30,749      28,909
 Tenant security deposits                  14,622      12,290
                                       ----------  ----------
          Total liabilities                64,197      57,467
Partners' equity                        1,346,854   1,462,894
                                       ----------  ----------
          Total                        $1,411,051  $1,520,361
                                       ==========  ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the years ended December 31, 2002, 2001 and 2000



                                    2002       2001       2000
                                    ----       ----       ----
Revenues:
 Rental income                   $199,638   $203,679    $188,729
 Interest income                    5,604      8,944      10,061
                                 --------   --------    --------
  Total revenues                  205,242    212,623     198,790
                                 --------   --------    --------
Costs and expenses:
 Rental operations                151,436    117,380     119,337
 General and administrative        72,000     72,000      74,425
 Bad debt                           2,861          0           0
 Depreciation and amortization     94,985     92,541      91,625
                                 --------   --------    --------
  Total costs and expenses        321,282    281,921     285,387
                                 --------   --------    --------
Net loss                        ($116,040) ($ 69,298)  ($ 86,597)
                                 ========   ========    ========

Net loss per limited
 partnership unit               ($  13.86) ($   8.28)  ($  10.35)
                                 ========   ========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the years ended December 31, 2002, 2001 and 2000



                                       Dover
                                    Historic     Limited
                                    Advisors     Partners
                                     III(1)        (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====
Balance at December 31, 1999      ($455,884)   $2,074,673    $1,618,789
Net loss                               (866)      (85,731)      (86,597)
                                   --------    ----------    ----------
Balance at December 31, 2000       (456,750)    1,988,942     1,532,192
Net loss                               (693)      (68,605)      (69,298)
                                   --------    ----------    ----------
Balance at December 31, 2001       (457,443)    1,920,337     1,462,894
Net loss                             (1,160)     (114,880)     (116,040)
                                   --------    ----------    ----------
Balance at December 31, 2002      ($458,603)   $1,805,457    $1,346,854
                                   ========    ==========    ==========

 (1) General Partner

 (2) 8,285.7 limited partnership units outstanding at December 31, 2002, 2001, and 2000.


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the years ended December 31, 2002, 2001 and 2000

                                      2002       2001       2000
                                      ----       ----       ----
Cash flows from operating
 activities:
 Net loss                         ($116,040) ($ 69,298) ($ 86,597)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
  Depreciation and amortization      94,985     92,541     91,625
Changes in assets and liabilities:
 (Increase) decrease restricted
  cash                               (2,847)    (2,255)     2,382
 (Increase) decrease in other
  assets                             (1,611)       596     (5,044)
 Increase (decrease) in accounts
  payable - trade                     2,557    (28,408)     1,223
 Increase (decrease) in other
  liabilities                         1,842     27,529       (160)
 Increase in tenant security
  deposits                            2,330         25        830
                                   --------   --------   --------
 Net cash (used in) provided by
  operating activities              (18,784)    20,730      4,259
                                   --------   --------   --------
Cash flows from investing
 activities:
 Capital expenditures                (9,591)   (14,846)         0
                                   --------   --------   --------
Net cash used in investing
 activities                          (9,591)   (14,846)         0
                                   --------   --------   --------
(Decrease) increase in cash and
 cash equivalents                   (28,375)     5,884      4,259
Cash and cash equivalents at
 beginning of year                  336,033    330,149    325,890
                                   --------   --------   --------
Cash and cash equivalents at end
 of year                           $307,658   $336,033   $330,149
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

4.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership interest (a "Unit") is based on the weighted average number of limited partnership Units outstanding during the period (8,285.7 Units in 2002, 2001, and 2000).

5.   Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.   Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.   Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 2002, uninsured funds held at one institution are approximately $200,000.

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


NOTE E - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of net loss and partners' equity follows:

                            For the years ended December 31,
                              2002        2001        2000
                              ----        ----        ----
Net loss - book           ($116,040)   ($69,298)   ($86,597)
Excess of book over
 tax depreciation            19,415      20,302      21,726
Minority interest
 (tax only)                      70        (372)       (339)
                           --------     -------     -------
Net loss - tax            ($ 96,555)   ($49,368)   ($65,210)
                           ========     =======     =======

                            For the years ended December 31,
                              2002        2001        2000
                              ----        ----        ----
Partners' equity - book  $1,346,856  $1,462,894   $1,532,192
Costs of issuance         1,077,141   1,077,141    1,077,141
Cumulative tax over
 book loss                  294,142     274,659      254,730
                         ----------  ----------   ----------
Partners' equity - tax   $2,718,139  $2,814,694   $2,864,063
                         ==========  ==========   ==========

                       SUPPLEMENTAL INFORMATION

              DIVERSIFIED HISTORIC INVESTORS IV
                   (a limited partnership)

    SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      DECEMBER 31, 2002


                               Cost
            Initial Cost    Capitalized
           to Partnership  Subsequent to
                 (b)         Aquisition

              Buildings
                and
Descrip-      Improve-   Improve-          Date of   Date
  tion   Land  ments      ments    Total    Constr. Acquired
-------  ---- ---------  --------  -----    ------- --------
  (a)                       (d)    (b)(d)     (a)

12
apart-
ment
units
in
Phila-
delphia,
PA    $54,000 $1,209,858 $385,440 $1,595,298  1988   5/22/87

10
apartment
units in
Concord,
NC     20,324    692,522   12,986    705,508  1988  11/30/88
      ------- ---------- -------- ----------
      $74,324 $1,902,380 $398,426 $2,300,806
      ======= ========== ======== ==========


                           Gross Amount Which
                               carried at
                            December 31, 2002

                  Buildings
                    and
Descrip-          Improve-                Accumulated
  tion    Land     ments         Total        Depr.
-------   ----    ---------      -----    -----------
  (a)                            (d)(e)     (d)(e)

12
apart-
ment
units
in
Phila-
delphia,
PA     $54,000 $1,595,298    $1,649,298   $  929,702

10 apartment
units in
North
Concord,
NC      20,324    705,508       725,832      392,994
       ------- ----------    ----------   ----------
       $74,324 $2,300,806    $2,375,130   $1,322,696
       ======= ==========    ==========   ==========

                   DIVERSIFIED HISTORIC INVESTORS IV
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 2002

(A) Each property is a certified historic structure as defined in the Internal Revenue Code of 1986. The "date of construction" refers to the period in which the properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 2002, for Federal income tax purposes is approximately $1,775,930. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)  Reconciliation of land, buildings and improvements:

                                        2002        2001        2000
                                        ----        ----        ----

Balance at beginning of year       $2,365,539  $2,350,693  $2,350,693
Additions during the year:
 Improvements                           9,591      14,846           0
                                   ----------  ----------  ----------
Balance at end of year             $2,375,130  $2,365,539  $2,350,693
                                   ==========  ==========  ==========

Reconciliation of accumulated depreciation:

                                        2002        2001        2000
                                        ----        ----        ----
Balance at beginning of year       $1,227,712  $1,135,171  $1,043,546
Depreciation expense for the year      94,984      92,541      91,625
                                   ----------  ----------  ----------
Balance at end of year             $1,322,696  $1,227,712  $1,135,171
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

             Donna M. Zanghi (age 45) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 37) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi has also served as Assistant Secretary and Director of both D, LTD and DHP, Inc. from January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 2002, Registrant did not pay any cash compensation to DoHA-III.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - Compensation not referred to in paragraph a. or paragraph b. of this Item was not paid or distributed during 2002 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

           Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 2002, 2001 and 2000 was $0.

           a. Transactions with Management - Fees paid during 2002 to the general partner were $0.

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

                                PART IV

Item  14.  (A) Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

             1.     Financial Statements:

                            a.     Consolidated  Balance  Sheets   at
                 December 31, 2002 and 2001.

                            b.   Consolidated Statements of Operations
                 for  the Years Ended      December 31, 2002, 2001 and
                 2000.

                            c.   Consolidated Statements of Changes in
                 Partners'  Equity for the      Years  Ended  December
                 31, 2002, 2001 and 2000.

                            d.   Consolidated Statements of Cash Flows
                 for  the Years Ended      December 31, 2002, 2001 and
                 2000.

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

             (b)  Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended December 31, 2002.

             (c)  Exhibits:

                 See Item 14(A)(3) above.

                              SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 14, 2004   DIVERSIFIED HISTORIC INVESTORS IV Income Fund
       ----------------   ---------------------------------------------
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

        Signature               Capacity             Date

DOVER HISTORIC ADVISORS III   General Partner

By:  EPK, Inc., General Partner

     By: /s/ Spencer Wertheimer                     January 14, 2004
         ----------------------                     ----------------
         SPENCER WERTHEIMER,
         President

   By:  /s/ Michele F. Rudoi                        January 14, 2004
        -----------------------                     ----------------
        MICHELE F. RUDOI,
        Assistant Secretary

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.     I  have reviewed this annual report on Form 10-K for the period
 ended December 31, 2002   of Diversified Historic Investors IV;

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



Date: January 14, 2004                         /s/ Spencer Wertheimer
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

Date: January 14, 2004                         /s/ Spencer Wertheimer
      ----------------                         ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors IV on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 14, 2004                         /s/ Spencer Wertheimer
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

Date: January 14, 2004                         /s/ Spencer Wertheimer
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