Form 10-Q
period 2003-03-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2004-01-14
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002
        Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2003, Registrant had cash of $306,991. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2003, Registrant had restricted cash of $20,617 consisting primarily of funds held as security deposits and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the first quarter of 2003, Registrant incurred a loss of $58,544 ($7.00 per limited partnership unit) compared to a loss of $35,675 ($4.26 per limited partnership unit) for the same period in 2002.

              Rental income increased $2,684 from $50,049 in the first quarter of 2002 to $52,733 in the same period in 2003. The increase in rental income from the first quarter of 2002, compared to the same period in 2003, is due to an increase in average occupancy at Brass Works (88% to 91%), partially offset by a decrease in average occupancy at the Locke Mill Plaza (94% to 71%).

               Interest income decreased $510 from $1,456 in the first quarter of 2002 to $946 in the same period in 2003. The decrease in interest income from the first quarter of 2002, compared to the same period in 2003 is due to a decrease in the money market cash balances.

                 Rental operations expense increased $24,201 from $46,046 in the first quarter of 2002 to $70,247 in the same period in 2003. The increase in rental operations expense from the first quarter of 2002, compared to the same period in 2003, is due to an increase in maintenance expense, leasing commissions and utilities expense at Brass Works and an increase in condominium fees and utilities expense at Locke Mill Plaza. The increase in maintenance expense is due to an increase in snow removal, non-contracted cleaning service and apartment preparation expense. The increase in leasing commissions is due to an increase in the turnover of apartment units. The increase in condominium fees are due to an increase in budgeted operating expenses at Locke Mill. The increase in the utilities expense at Brass Works is due to an increase in water and electricity charges. The increase in utilities expense at Locke Mill is due to an increase in electricity charges.

               Losses incurred during the first quarter of 2003 at the
Registrant's two properties amounted to approximately $22,000, compared to losses of approximately $15,000 for the same period in 2002.

               In the first quarter of 2003, Registrant incurred a net loss of $19,000 at the Brass Works, including $13,000 of depreciation expense, compared to a net loss of $11,000 including $12,000 of depreciation expense in the first quarter of 2002. The increase in loss from the first quarter of 2002, compared to the same period in 2003, is due to an increase in maintenance expense, utilities expense and leasing commissions, partially offset by an increase in rental income. The increase in maintenance expense is due to an increase in snow removal, non-contracted cleaning service, and apartment preparations. The increase in utilities expense is due to an increase in water and electricity charges. The increase in leasing commissions is due to an increase in the turnover of apartment units. The increase in rental income due to an increase in average occupancy (88% to 91%)

               In the first quarter of 2003, the Registrant incurred a
net loss of $3,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a net loss of $4,000 including $7,000 of depreciation expense during the first quarter of 2002. The decrease in net loss from the first quarter of 2002, compared to the same period in 2003, is due to a decrease in rental income and a decrease in insurance expense partially offset by an increase in utilities expense and condominium fees. Rental income decreased due to a decrease in average occupancy (94% to 71%). The increase in utilities expense is due to an increase in electricity charges. The increase in condominium fees is due to an increase in budgeted operating expenses.


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

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                              March 31, 2003   December 31, 2002
                              --------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                           $   74,324         $   74,324
 Buildings and improvements      2,246,555          2,246,555
 Furniture and fixtures             54,251             54,251
                                ----------         ----------
                                 2,375,130          2,375,130
Less - accumulated depreciation (1,346,673)        (1,322,696)
                                ----------         ----------
                                 1,028,457          1,052,434
Cash and cash equivalents          306,991            307,657
Restricted cash                     20,617             27,890
Other assets                        20,349             23,070
                                ----------         ----------
     Total                      $1,376,414         $1,411,051
                                ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Accounts payable-trade         $   43,276         $   18,826
 Other liabilities                  29,321             30,749
 Tenant security deposits           15,505             14,620
                                ----------         ----------
     Total liabilities              88,102             64,195
Partners' equity                 1,288,312          1,346,856
                                ----------         ----------
     Total                      $1,376,414         $1,411,051
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                                      Three months ended
                                           March 31,
                                      2003          2002
                                      ----          ----
Revenues:
 Rental income                     $ 52,733       $50,049
 Interest income                        946         1,456
                                   --------       -------
     Total revenues                  53,679        51,505
                                   --------       -------
Costs and expenses:
 Rental operations                   70,247        46,045
 General and administrative          18,000        18,000
 Depreciation and amortization       23,976        23,135
                                   --------       -------
     Total costs and expenses       112,223        87,180
                                   --------       -------
Net loss                          ($ 58,544)     ($35,675)
                                   ========       =======

Net loss per limited partnership
 unit                             ($   7.00)     ($  4.26)
                                   ========       =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                         Three months ended
                                              March 31,
                                         2003           2002
                                         ----           ----
Cash flows from operating activities:
 Net loss                            ($ 58,544)     ($ 35,675)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization         23,976         23,135
 Changes in assets and liabilities:
  Decrease in restricted cash            7,273          6,594
  Decrease (increase)  in other assets   2,722            (26)
  Increase in accounts payable -trade   24,450            819
  (Decrease) increase in other
   liabilities                          (1,429)            24
  Increase in tenant security
   deposits                                885          1,600
                                      --------       --------
Net cash used in operating activities     (667)        (3,529)
                                      --------       --------
Decrease in cash and cash equivalents     (667)        (3,529)
Cash and cash equivalents at
 beginning of period                   307,658        336,033
                                      --------       --------
Cash and cash equivalents at end of
 period                               $306,991       $332,504
                                      ========       ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2002.

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

      (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2003.

                              SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: January 14, 2004     DIVERSIFIED HISTORIC INVESTORS IV
       ----------------
                           By: Dover Historic Advisors III, General
                               Partner

                               By:  EPK, Inc., General Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                        SPENCER WERTHEIMER
                                        President

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of Diversified Historic Investors IV;

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
                                        Name:  Spencer Wertheimer
                                       Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors IV on Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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