Form 10-Q
period 2003-06-30
DIVERSIFIED HISTORIC INVESTORS IV
filed 2004-01-15
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2003 and 2002 (unaudited)
        Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of June 30, 2003, Registrant had cash of $312,204. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2003, Registrant had restricted cash of $23,970 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2003, Registrant incurred a loss of $20,446 ($2.44 per limited partnership unit) compared to a loss of $34,032 ($4.07 per limited partnership unit) for the same period in 2002. For the first six months of 2003, the Registrant incurred a loss of $78,990 ($9.44 per limited partnership unit) compared to a loss of $69,707 ($8.33 per limited partnership unit) for the same period in 2002.

                   Rental income decreased $2,345 from $53,118 in the second quarter of 2002 to $ 50,773 in the same period in 2003 and increased $338 from $103,167 for the first six months of 2002 to $103,505 in the same period in 2003. The decrease in rental income from the second quarter of 2002, compared to the same period in 2003, is due to a decrease in average rental rates at Locke Mill, partially offset by an increase in average occupancy at the Brass Works (97% to 99%). The increase from the first six months of 2002 to the same period in 2003 is due to an increase in average occupancy at the Brass Works (92% to 95%), partially offset by a decrease in average occupancy at Locke Mill (93% to 78%).

              Interest income decreased $623 from $1,464 in the second quarter of 2002 to $841 in the same period of 2003. Interest income decreased $1,133 from $2,921 for the first six months of 2002 to $1,788 in the same period of 2003. The decrease in interest income for both the second quarter and the first six months of 2002, compared to the same periods in 2003, is due to a decrease in money market interest rates.

              Rental operations expense decreased $13,747 from $49,876 in the second quarter of 2002 to $36,129 in the same period in 2003. The decrease in rental operating expense from the second quarter of 2002, compared to the same period in 2003, is due to a decrease in wages and salaries expense at Locke Mill, partially offset by an increase in miscellaneous operating expense at both the Brass Works and Locke Mill. The decrease in wages and salaries is due to a decrease in maintenance salaries. The increase in miscellaneous operating expense at Locke Mill is due to an increase in furniture rental and office expense. The increase in miscellaneous operating expense at the Brass Works is due to an increase in Visa/MC/MAC charges.

              Rental operations expense increased $10,455 from $95,921 for the first six months of 2002 to $106,376 in the same period of 2003. The increase from the first six months of 2002, compared to the same period in 2003, is due to an increase in maintenance expense and miscellaneous operating expense at the Brass Works and increase in utilities expense at both the Brass Works and Locke Mill. The increase in maintenance expense is due to an increase in apartment preparation expense. The increase in miscellaneous operating expense is due to an increase in Visa/MC/MAC charges and collection fees. The increase in utilities expense at the Brass Works is due to an increase in electricity, water and sewer charges. The increase in utilities expense at Locke Mill is due to an increase in electricity charges.

              Losses incurred during the quarter at the Registrant's two properties were approximately $5,000 in 2003 compared to income of $4,000 for the same period in 2002. For the first six months of 2003, the Registrant's two properties incurred a loss of $28,000 compared to a loss of $12,000 for the same period in 2002.

              In the second quarter of 2003, the Registrant recognized net income of $8,000 at the Brass Works, including $13,000 of depreciation expense, compared to net income of $6,000 including $13,000 of depreciation expense in the second quarter of 2002. The increase in net income from the second quarter of 2002, compared to the same period in 2003, is due to an increase in rental income, partially offset by an increase in miscellaneous operating expense. The increase in rental income is due to an increase in average occupancy (97% to 99%). The increase in miscellaneous operating expense is due to an increase in Visa/MC/MAC charges.

              For the first six months of 2003, Registrant incurred a net loss of $11,000 at the Brass Works, including $26,000 of depreciation expense, compared to a net loss of $5,000 for the same period in 2002, including $25,000 of depreciation expense. The increase in net loss from the first six months of 2002, compared to the same period in 2003, is due to an increase in maintenance expense, miscellaneous operating expense and utilities expense. The increase in maintenance expense is due to an increase in apartment preparation expense. The increase in miscellaneous operating expense is due to an increase in Visa/MC/MAC charges and collection fees. The increase in utilities expense is due to an increase in electricity, water and sewer charges.

              In the second quarter of 2003, the Registrant incurred a net loss of $13,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a net loss of $2,000 including $7,000 of depreciation expense in the second quarter of 2002. The increase in net loss from the second quarter of 2002, compared to the same period in 2003, is due to a decrease in rental income and an increase in miscellaneous operating expense, partially offset by a decrease in wages and salaries. The decrease in rental income is due to a decrease in average rental rates. The increase in miscellaneous operating expense is due to an increase in furniture rental expense and office expense. The decrease in wages and salaries is due to a decrease in maintenance salaries.

              For the first six months, the Registrant incurred a net loss of $16,000 at Locke Mill Plaza, including $14,000 of depreciation expense, compared to a net loss of $7,000, including $14,000 of depreciation expense for the same period in 2002. The increase in net loss from the first six moths of 2002, compared to the same period in 2003, is due to a decrease in rental income and an increase in utilities expense. The decrease in rental income is due to a decrease in average occupancy (93% to 78%). The increase in utilities expense is due to an increase in electricity charges.


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

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                               June 30, 2003    December 31, 2002
                               -------------    -----------------
Assets:                         (Unaudited)
 Rental properties, at cost:
  Land                          $   74,324          $   74,324
  Buildings and improvements     2,246,555           2,246,555
  Furniture and fixtures            54,251              54,251
                                ----------          ----------
                                 2,375,130           2,375,130
Less - accumulated depreciation (1,370,604)         (1,322,696)
                                ----------          ----------
                                 1,004,526           1,052,434
Cash and cash equivalents          312,204             307,657
Restricted cash                     23,970              27,890
Other assets                        17,822              23,070
                                ----------          ----------
       Total                    $1,358,522          $1,411,051
                                ==========          ==========


                   Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade       $   47,128          $   18,826
 Other liabilities                  29,018              30,749
 Tenant security deposits           14,510              14,620
                                ----------          ----------
     Total liabilities              90,656              64,195
Partners' equity                 1,267,866           1,346,856
                                ----------          ----------
     Total                      $1,358,522          $1,411,051
                                ==========          ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                        Three months           Six months
                       ended June 30,        ended June 30,
                       2003      2002        2003      2002
                       ----      ----        ----      ----
 Revenues:
  Rental income      $50,773   $53,118    $103,505  $103,167
  Interest income        842     1,464       1,788     2,921
                     -------   -------    --------  --------
  Total revenues      51,615    54,582     105,293   106,088
                     -------   -------    --------  --------
Costs and expenses:
 Rental operations    36,130    49,876     106,376    95,921
 General and
  administrative      12,000    12,000      30,000    30,000
 Bad debt expense          0     2,861           0     2,861
 Depreciation and
  amortization        23,931    23,877      47,907    47,013
                     -------   -------    --------  --------
  Total costs and
     expenses         72,061    88,614     184,283   175,795
                     -------   -------    --------  --------
Net loss            ($20,446) ($34,032)  ($ 78,990)($ 69,707)
                     =======   =======    ========  ========

Net loss per
 limited
 partnership
 unit               ($  2.44) ($  4.07)  ($   9.44)($   8.33)
                     =======   =======    ========  ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                          Six months ended
                                              June 30,
                                         2003          2002
                                         ----          ----
Cash flows from operating activities:
 Net loss                             ($ 78,990)   ($ 69,707)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization          47,907       47,013
 Changes in assets and liabilities:
  Decrease in restricted cash             3,920        2,369
  Decrease (increase) in other assets     5,248       (2,545)
  Increase in accounts payable - trade   28,302        2,850
  (Decrease) increase  in other          (1,730)       2,231
   liabilities
  (Decrease) increase in tenant
   security deposits                       (110)       1,465
                                       --------     --------
Net cash provided by (used in)
 operating activities                     4,547      (16,324)
                                       --------     --------
Increase (decrease) in cash and
cash equivalents                          4,547      (16,324)
Cash and cash equivalents at
 beginning of period                    307,657      336,033
                                       --------     --------
Cash and cash equivalents
 at end of period                      $312,204     $319,709
                                       ========     ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

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

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2003.

                              SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2004     DIVERSIFIED HISTORIC INVESTORS IV
      ----------------
                           By: Dover Historic Advisors III, General
                               Partner

                               By:  EPK, Inc., General Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                        SPENCER WERTHEIMER
                                        President

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.  I  have  reviewed  this quarterly report  on  Form  10-Q  for  the
 quarterly  period  ended  June  30,  2003  of  Diversified   Historic
 Investors IV;

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


Date: January 15, 2004                         /s/ Spencer Wertheimer
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



Date: January 15, 2004                         /s/ Spencer Wertheimer
      ----------------                         ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors IV on Form 10-Q for the quarterly period ended June, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the , financial condition and results of operations of the Company.



Date: January 15, 2004                         /s/ Spencer Wertheimer
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



Date: January 15, 2004                         /s/ Spencer Wertheimer
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