Form 10-Q
period 2003-09-30
DIVERSIFIED HISTORIC INVESTORS IV
filed 2004-01-15
CIK 810623

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2003
                               ----------------------------------

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

Item 1.   Financial Statements.

     Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002
     Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2003 and 2002 (unaudited)
     Consolidated Statements of Cash Flows - Nine Months  Ended
     September 30, 2003 and 2002 (unauditied)
     Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 2003, Registrant had cash of approximately $260,841. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2003, Registrant had restricted cash of $27,902 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2003, Registrant incurred a loss of $27,943 ($3.34 per limited partnership unit) compared to a loss of $29,366 ($3.51 per limited partnership unit) for the same period in 2002. For the first nine months of 2003, the Registrant incurred a loss of $106,933 ($12.78 per limited partnership unit) compared to a loss of $99,074 ($11.84 per limited partnership unit) for the same period in 2002.

              Rental income increased $5,352 from $45,313 in the third quarter of 2002 to $50,665 in the same period of 2003 and increased $5,690 from $148,480 for the first nine months of 2002 to $154,170 in the same period of 2003. The increase in rental income from the third quarter of 2002, compared to the same period in 2003, is due to an increase in average occupancy at the Brass Works (90% to 97%) and Locke Mill Plaza (66% to 90%). The increase in rental income from the first nine months of 2002, compared to the same period in 2003 is due to an increase in average occupancy at the Brass Works (92% to 96%), partially offset by a decrease in average occupancy at Locke Mille Plaza (84% to 82%).

               Interest income decreased $885 from $1,401 in the third quarter of 2002 to $516 in the same period in 2003, and decreased $2,016 from $4,321 for the first nine months of 2002 to $2,305 in the same period of 2003. The decrease in interest income for both the third quarter and the first nine months of 2002, compared to the same periods in 2003, is due to a decrease in money market interest rates.

               Rental operations expense decreased $3,336 from $34,574 in the third quarter of 2002 to $31,238 in the same period in 2003. The decrease from the third quarter of 2002, compared to the same period in 2003, is due to a decrease in leasing commissions and wages and salaries expense at Locke Mill, partially offset by an increase in maintenance expense at the Brass Works. The decrease in leasing commissions at Locke Mill is due to a decrease in turnover of apartment units. The decrease in wages and salaries expense at Locke Mill is due to a decrease in payroll taxes and maintenance salaries. The increase in maintenance expense at Brass Works is due to an increase in apartment preparation expenses.

                 Rental  operations  expense  increased  $7,120   from
$130,495 for the first nine months of 2002 to $137,615 in the same period in 2003. The increase from the first nine months 2002, compared to the same period in 2003, is due to an increase in maintenance expense and miscellaneous operating expense at the Brass Works and an increase in condominium fees at Locke Mill. The increase in maintenance expense at Brass Works is due to an increase in snow removal, maintenance service and apartment preparation expenses. The increase in miscellaneous operating expense at Brass Works is due to an increase in collection fees and office expense. The increase in condominium fees at Locke Mill is due to an increase in budgeted operating expenses.

              During the third quarter of 2003, the Registrant's two properties broke even, compared to a loss of approximately $8,000 for the same period in 2002. For the first nine months of 2002, the Registrant's two properties incurred a loss of approximately $28,000 compared to a loss of approximately $20,000 for the same period in 2002.

              In the third quarter of 2003, Registrant recognized income of $8,000 at the Brass Works, including $13,000 of depreciation expense, compared to income of $8,000 including $13,000 of depreciation expense in the third quarter of 2002. Rental income increased, offset by an increase in maintenance expense. The increase in rental income is due to an increase in average occupancy (90% to 97%). The increase in maintenance expense is due to an increase in apartment preparation expenses.

              In the first nine months of 2003, Registrant incurred a loss of $3,000 at the Brass Works, including $38,000 of depreciation expense, compared to income of $3,000, including $38,000 of depreciation expense for the same period in 2002. The decrease in net income from the first nine months of 2002, compared to the same period in 2003, is due to increases in maintenance expense and miscellaneous operating expense, partially offset by an increase in rental income. The increase in maintenance expense is due to an increase in snow removal, maintenance service and apartment preparation expenses. The increase in miscellaneous operating expense is due to an increase in collection fees and office expense. The increase in rental income is due to an increase in average occupancy (92% to 96%).

              In the third quarter of 2003, Registrant incurred a loss of $8,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a loss of $16,000, including $7,000 of depreciation expense, in the third quarter of 2002. The decrease in loss from the third quarter of 2002, compared to the same period in 2003, is due to an increase in rental income, a decrease in leasing commissions and a decrease in wages and salaries. The increase in rental income is due to an increase in average occupancy (66% to 90%). The decrease in leasing commission is due to a decrease in turnover of apartment units during the third quarter of 2003. The decrease in wages and salaries expense is due to a decrease in payroll taxes and maintenance salaries.

              In the first nine months of 2003, Registrant incurred a loss of $25,000 at Locke Mill Plaza, including $21,000 of depreciation expense, compared to a loss of $23,000 including $21,000 of depreciation expense for the same period in 2002. The increase in loss from the third quarter of 2002, compared to the same period in 2003, is due to a decrease in rental income and an increase in condominium fees. The decrease in rental income is due to a decrease in average occupancy for the first nine months (84% to 82%). The increase in condominium fees is due to an increase in budgeted operating expenses.

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

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                          September 30, 2003   December 31, 2002
                          ------------------   -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                           $   74,324         $   74,324
 Buildings and improvements      2,246,555          2,246,555
 Furniture and fixtures             54,251             54,251
                                ----------         ----------
                                 2,375,130          2,375,130
Less - accumulated depreciation (1,394,490)        (1,322,696)
                                ----------         ----------
                                   980,640          1,052,434
Cash and cash equivalents          260,841            307,657
Restricted cash                     27,902             27,890
Other assets                        27,692             23,070
                                ----------         ----------
     Total                      $1,297,075         $1,411,051
                                ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Accounts payable - trade       $    1,351         $   18,826
 Accounts  payable - real
  estate tax                         4,803                  0
 Other liabilities                  32,168             30,749
 Advances                            4,800                  0
 Tenant security deposits           14,030             14,620
                                ----------         ----------
     Total liabilities              57,152             64,195
Partners' equity                 1,239,923          1,346,856
                                ----------         ----------
     Total                      $1,297,075         $1,411,051
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                            Three months            Nine months
                         ended September 30,     ended September 30,
                           2003       2002        2003         2002
                           ----       ----        ----         ----
Revenues:
 Rental income            $50,665   $45,313     $154,170    $148,480
 Interest income              516     1,401        2,305       4,321
                          -------   -------     --------    --------
  Total revenues           51,181    46,714      156,475     152,801
                          -------   -------     --------    --------
Costs and expenses:
 Rental operations         31,238    34,574      137,615     130,495
 General and
  administrative           24,000    18,000       54,000      48,000
   Bad debt expense             0         0            0       2,861
   Depreciation and
    amortization           23,886    23,506       71,793      70,519
                          -------   -------     --------    --------
  Total costs and expenses 79,124    76,080      263,408     251,875
                          -------   -------     --------    --------
Net loss                 ($27,943) ($29,366)   ($106,933)  ($ 99,074)
                          =======   =======     ========    ========

Net loss per limited
 partnership unit        ($  3.34) ($  3.51)   ($  12.78)  ($  11.84)
                          =======   =======     ========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                          Nine months ended
                                            September 30,
                                          2003         2002
                                          ----         ----
Cash flows from operating activities:
 Net loss                             ($106,933)    ($ 99,074)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization          71,793        70,519
  Changes in assets and liabilities:
  Increase in restricted cash               (12)       (2,129)
  (Increase) decrease in other assets    (4,621)        2,278
  (Decrease) increase in accounts
   payable - trade                      (17,475)        4,348
  Increase in accounts payable - taxes    4,803         4,803
  Increase in other liabilities           1,418         1,364
  Increase in advances                    4,800             0
  (Decrease) increase in tenant
   security deposits                       (590)        1,560
                                       --------      --------
Net cash used in operating activities   (46,817)      (16,331)
                                       --------      --------
Decrease in cash and cash equivalents   (46,817)      (16,331)
Cash and cash equivalents at
 beginning of period                    307,658       336,032
                                       --------      --------
Cash and cash equivalents at end of
 period                                $260,841      $319,701
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

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2003.

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

Date: January 15, 2004     DIVERSIFIED HISTORIC INVESTORS IV
      ----------------
                           By: Dover Historic Advisors III, General
                               Partner

                               By:  EPK, Inc., General Partner

                                    By:  /s/ Spencer Wertheimer
                                         ----------------------
                                        SPENCER WERTHEIMER
                                        President

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 of Diversified Historic Investors IV;

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
                                        Name:  Spencer Wertheimer
                                       Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors IV on Form 10-Q for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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