Form 10-K
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2005-09-02
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2003
                         ---------------------------------------------

                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission file number                 33-11907
                       -----------------------------------------------

                     DIVERSIFIED HISTORIC INVESTORS IV
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2440837
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                1521 Locust Street, Philadelphia, PA  19102
----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (215) 557-9800
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                            ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------
*Securities not quoted in any trading market to Registrant's knowlege.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2003. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors IV (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2003 containing "unaudited" consolidated financial statements.

On July 11th, 2005 the Securities and Exchange Commission ("SEC") notified the Registrant of its non-compliance in meeting reporting requirements under Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The Registrant's inability to meet its reporting requirements is due to the dissolution of its former auditor, Gross Kreger & Passio, LLC. This event was discussed in Item 4.01 of the Registrant's Form 8-K filed on June 27th, 2005.

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. The audit fieldwork began in July 2005; however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this quarterly report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2003, contained throughout this annual report as "unaudited" and has furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a. General Development of Business

              Diversified Historic Investors IV ("Registrant") is a limited partnership formed in 1987 under Pennsylvania law. As of December 31, 2003, Registrant had outstanding 8,285.7 units of limited partnership interest (the "Units").

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

             As of December 31, 2003, Registrant owned two properties, one each located in North Carolina and Pennsylvania. In total, the properties contain 22 apartment units. As of December 31, 2003, 21 of the apartment units were under lease at monthly rental rates ranging from $413 to $1,150. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

            d. Financial Information About Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data.


Item 2.   Properties
          ----------

          As of December 31, 2003, Registrant owned two properties, or interests therein, as follows:

           a. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per square foot)("sf") funded by its equity contribution.

              The property is managed by BCMI. At December 31, 2003, 11 of the apartment units were under lease (92%) with monthly rents ranging from $875 to $1,150. All leases are renewable, one-year leases. The occupancy for the previous four years was 92% for 2002, 99% for 2001, 100% for 2000 and 100% for 1999. The monthly rental range for the previous four years was $850 to $1,125 during 2002, $650 to $1,095 during 2001, $650 to $925 during 2000, and $690 to $875 during 1999. The monthly rental range increased to its present level due to the increase in popularity of the Old City neighborhood in which the property is located, and the sustained ability of the property to be fully occupied (other than transitory vacancies) at increasing monthly rental rates. For tax purposes, the building and land have a federal tax basis of $1,135,324 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $12,694, which is based on an assessed value of $153,600 taxed at a rate of $82.64 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Locke Mill Plaza - consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in Concord, North Carolina. In November 1988, Registrant acquired the units for $665,000 funded by its equity contribution.

              The property is managed by BCMI. As of December 31, 2003, 10 units were under lease (100%) with monthly rates ranging from $413 to $560. All leases are renewable, one-year leases. The occupancy as of year end for the previous four years was 80% for 2002, 100% for 2001, 60% for 2000, and 80% for 1999. The monthly rental range was $500 to $560 for 2002, 2001 and 2000 and $525 to $560 for 1999. For
tax purposes, the building and land have a federal tax basis of $664,252 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $4,803 which is based on an assessed value of $475,550 taxed at a rate of $1.01 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


Item 3.   Legal Proceedings
          -----------------

           To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

           No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II
                                -------

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
              Stockholder Matters
              --------------------------------------------------------

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 33 units were sold or exchanged in 2003.

           b. As of December 31, 2003, there were 1,013 record holders of Units.

          c.   Registrant did not declare any cash dividends in 2003 or 2002.

Item 6.   Selected Financial Data

          The following selected financial data are for the five years ended December 31, 2003. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2003        2002        2001        2000        1999
                    ----        ----        ----        ----        ----
                 Unaudited

Rental income   $  208,819  $  199,638  $  203,679  $  188,729  $  194,123
Interest income      2,792       5,604       8,944      10,061      11,328
Net loss         (126,413)    (116,040)    (69,298)    (86,597)    (92,209)
Net loss per unit  (15.10)      (13.86)      (8.28)     (10.35)     (11.02)
Total assets
 (net of
 depreciation
 and
 amortization)  1,270,581    1,411,051    1,520,361   1,590,514  1,675,218
Dividends
 distributions)         0            0            0           0    276,190

Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above tables.


Item 7.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations
          -------------------------------------------------

          (1)  Liquidity

               At December 31, 2003, Registrant had cash of approximately $249,100. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties.

              As  of December 31, 2003, Registrant had restricted cash
of $26,761 consisting primarily of funds held as security deposits, replacement reserves, escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 2003, Registrant incurred a net loss of $126,413 ($15.10 per limited partnership unit) compared to a loss of $116,040 ($13.86 per limited partnership unit) in 2002 and a loss of $69,298 ($8.28 per limited partnership unit) in 2001.

             Rental income was $208,819 in 2003, $199,638 in 2002, and
$203,679 in 2001. The increase in rental income from 2002 to 2003 is due to an increase in average occupancy at Brass Works (96% to 91%), partially offset by a decrease in average rental rates at Locke Mill. The decrease in rental income from 2001 to 2002 is due to a decrease in average occupancy at Locke Mill (88% to 80%) and a decrease in average occupancy at the Brass Works (99% to 91%).

              Interest income was $2,792 in 2003, $5,604 in 2002, and $8,944 in 2001. The decrease in interest income from both 2002 to 2003 and from 2001 to 2002 is due to a decrease in average invested cash balances and a decrease in interest rates on money market accounts.

              Rental operations expense was $152,112 in 2003, $151,436 in 2002, and $117,380 in 2001. The increase in rental operations expense from 2002 to 2003 is due to an increase in insurance expense at Brass Works and Locke Mill, an increase in maintenance expense and utilities expense at Brass Works and an increase in condominium fees at Locke Mill, partially offset by a decrease in maintenance expense and wages and salaries at Locke Mill. The increase in insurance expense at Brass Works and Locke Mill is due to insurance market conditions. The increase in maintenance expense at Brass Works is due to an increase in maintenance service and snow removal. The increase in utilities expense at Brass Works is due to an increase in electricity, water and sewer charges. The increase in condominium fees are due to an increase in budgeted operating expenses at Locke Mill. The decrease in maintenance expense at Locke Mill is due to a decrease in apartment painting and maintenance supplies. The decrease in wages and salaries expense at Locke Mill is due to a decrease in maintenance wages. The increase in rental operations expense from 2001 to 2002 is due to an increase in insurance expense at Brass Works and Locke Mill, an increase in maintenance expense, leasing commissions and real estate tax expense at the Brass Works, and an increase in wages and salaries and condominium fees, partially offset by a decrease in leasing commissions at Locke Mill. The increase in insurance expense at the Brass Works and Locke Mill is due to insurance market conditions. The increase in maintenance expense and leasing commissions at the Brass Works is due to an increase in turnover of apartment units. The increase in real estate tax expense at the Brass Works is due to an increase in the property's appraised value on which the taxes are based. The increase in wages and salaries expense at Locke Mill is due to an increase in maintenance wages. The increase in condominium fees are due to an increase in budgeted operating expenses at Locke Mill. The decrease in leasing commissions at Locke Mill is due to a decrease in turnover of apartment units.

                  Bad debt expense was $15,823 in 2003 and $2,816 in 2002 due to the write-off of tenant accounts receivable that were deemed uncollectible.

              General and administrative expense was $72,000 in 2003, 2002 and 2001.
             During 2003, a loss of approximately $20,000 was incurred at the Registrants three properties compared to a loss of approximately $11,000 during 2002, and income of $36,000 in 2001. A discussion of property operations/activities follows:

              In  2003,  Registrant recognized net income  of  $11,000
including $53,000 in depreciation expense at the Brass Works, compared to net income of $12,000 including $51,000 in depreciation expense in 2002, and net income of $36,000, including $49,000 in depreciation expense in 2001. The decrease in net income from 2002 to 2003 is due to an increase in rental operations expense and bad debt expense, partially offset by an increase in rental income. The increase in rental operations expense is due to an increase in maintenance expense, utilities expense and insurance expense. The increase in maintenance expense is due to an increase in maintenance service and snow removal. The increase in utilities expense is due to an increase in electricity, water and sewer charges. The increase in insurance expense is due to insurance market conditions. The increase in bad debt expense is due to an increase in tenant delinquencies. The increase in rental income is due to the increase in average occupancy (91% to 96%). The decrease in net income from 2001 to 2002 is due to a decrease in rental income and an increase in rental operations expense and bad debt expense. The decrease in rental income is due to a decrease in average occupancy (99% to 92%). The increase in rental operations expense is due to an increase in maintenance expense, leasing commissions, insurance expense, and real estate tax expense. The increase in maintenance expense and leasing commissions are due to an increase in turnover of apartment units. The increase in insurance expense is due to insurance market conditions. The increase in real estate tax expense is due to an increase in the property's appraised value on which the taxes are based. The bad debt expense is due to the write off of tenant accounts receivables that were deemed uncollectible.

              In 2003, Registrant incurred a loss of $33,000 at Locke Mill Plaza including $28,000 of depreciation expense, compared to a loss of $22,000 including $28,000 of depreciation expense in 2002, and a loss of $7,000 including $27,000 of depreciation expense in 2001. The increase in loss from 2002 to 2003 is due to a decrease in rental income and an increase in bad debt expense, partially offset by a decrease in rental operations expense. The decrease in rental income is due to a decrease in average rental rates. The bad debt expense is due to the write off of tenant accounts receivables that were deemed uncollectible. The decrease in rental operations is due to the decrease in maintenance expense and wages and salaries expense, partially offset by an increase condominium fees and insurance expense. The decrease in maintenance expense is due to a decrease in apartment painting and maintenance supplies. The decrease in wages and salaries is due to the decrease in maintenance wages. The increase in condominium fees is due to an increase in budgeted operating expenses. The increase in insurance expense is due to insurance market conditions. The increase in loss from 2001 to 2002 is due to a decrease in rental income and an increase in rental operations expense. The decrease in rental income is due to a decrease in average occupancy (88% to 80%). The increase in rental operations expense is due to an increase in wages and salaries expense, condominium fees and insurance expense, partially offset by a decrease in leasing commissions. The increase in wages and salaries expense is due to an increase in maintenance wages. The increase in condominium fees is due to an increase in budgeted operating expenses. The increase in insurance expense is due to insurance market conditions. The decrease in leasing commissions is due to a decrease in the turnover of apartment units.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

           All of our assets and liabilities are denominated in U. S. dollars, and as a result, we do not have exposure to currency exchange risks.

           We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                            Page
                                                              ----

   Consolidated  Balance  Sheets at  December  31,  2003       10
(unaudited) and 2002

   Consolidated Statements of Operations for  the  Years       11
Ended December 31, 2003 (unaudited), 2002, and 2001

   Consolidated  Statements  of  Changes  in   Partners'       12
Equity   for  the  Years  Ended  December  31,   2003
(unaudited), 2002, and 2001

   Consolidated Statements of Cash Flows for  the  Years       13
Ended December 31, 2003 (unaudited), 2002, and 2001

   Notes   to   consolidated  financial   statements   -     14-18
(Unaudited)


Financial statement schedules - (Unaudited):

   Schedule   XI   -   Real   Estate   and   Accumulated       20
Depreciation

   Notes to Schedule XI                                        21











All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2003 and 2002

                                Assets
                                ------
                                             2003        2002
                                             ----        ----
                                          (Unaudited)

Rental properties at cost:
 Land                                   $   74,324   $   74,324
 Buildings and improvements              2,246,555    2,246,555
 Furniture and fixtures                     77,897       54,251
                                        ----------   ----------
                                         2,398,776    2,375,130
Less - accumulated depreciation         (1,420,786)  (1,322,696)
                                        ----------   ----------
                                           977,990    1,052,434
Cash and cash equivalents                  249,100      307,657
Restricted cash                             26,761       27,890
Accounts receivable                          3,682       18,070
Other assets                                13,048        5,000
                                        ----------   ----------
Total                                   $1,270,581   $1,411,051
                                        ==========   ==========


                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Accounts payable - trade               $    8,502  $    18,826
 Other liabilities                          28,000       30,749
 Tenant security deposits                   13,635       14,622
                                        ----------   ----------
          Total liabilities                 50,137       64,197
Partners' equity                         1,220,444    1,346,854
                                        ----------   ----------
          Total                         $1,270,581   $1,411,051
                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001

                                      2003         2002         2001
                                      ----         ----         ----
                                  (Unaudited)

Revenues:
 Rental income                      $208,819     $199,638     $203,679
 Interest income                       2,792        5,604        8,944
                                    --------     --------     --------
  Total revenues                     211,611      205,242      212,623
                                    --------     --------     --------
Costs and expenses:
 Rental operations                   152,112      151,436      117,380
 General and administrative           72,000       72,000       72,000
 Bad debt                             15,823        2,861            0
 Depreciation and amortization        98,089       94,985       92,541
                                    --------     --------     --------
  Total costs and expenses           338,024      321,282      281,921
                                    --------     --------     --------
Net loss                           ($126,413)   ($116,040)   ($ 69,298)
                                    ========     ========     ========

Net loss per limited partnership
 unit                              ($  15.10)   ($  13.86)   ($   8.28)
                                    ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS IV
                    ---------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2003, 2002 and 2001


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     III (1)   Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000      ($456,750)   $1,988,942    $1,532,192
Net loss                               (693)      (68,605)      (69,298)
                                   --------    ----------    ----------
Balance at December 31, 2001       (457,443)    1,920,337     1,462,894
Net loss                             (1,160)     (114,880)     (116,040)
                                   --------    ----------    ----------
Balance at December 31, 2002       (458,603)    1,805,457     1,346,854
Net loss                             (1,264)     (125,149)     (126,413)
                                   --------    ----------    ----------
Balance  at  December  31,  2003
 (Unaudited)                      ($459,867)   $1,680,308    $1,220,441
                                   ========    ==========    ==========


 (1) General Partner

 (2) 8,285.7 limited partnership units outstanding at December 31, 2003, 2002, and 2001.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS IV
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001


                                         2003       2002       2001
                                         ----       ----       ----
                                     (Unaudited)

Cash flows from operating
 activities:
 Net loss                            ($126,413)  ($116,040) ($ 69,298)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
  Depreciation and amortization         98,089      94,985     92,541
 Changes in assets and liabilities:
  Decrease (increase) restricted  cash
                                         1,129      (2,847)    (2,255)
  Decrease in accounts receivable       14,388           0          0
  (Increase) decrease in other assets   (8,047)     (1,612)       596
  (Decrease) increase in accounts
   payable - trade                     (10,323)      2,557    (28,408)
  (Decrease) increase in other
   liabilities                          (2,749)      1,842     27,529
  (Decrease) increase in tenant
   security deposits                      (985)      2,330         25
                                      --------    --------   --------
  Net cash (used in) provided by
   operating activities                (34,911)    (18,785)    20,730
                                      --------    --------   --------
Cash flows from investing activities:
 Capital expenditures                  (23,646)     (9,591)   (14,846)
                                      --------    --------   --------
Net cash used in investing activities  (23,646)     (9,591)   (14,846)
                                      --------    --------   --------
(Decrease) increase in cash and
 cash equivalents                      (58,557)    (28,376)     5,884
Cash and cash equivalents at
 beginning of year                     307,657     336,033    330,149
                                      --------    --------   --------
Cash and cash equivalents at
 end of year                          $249,100    $307,657   $336,033
                                      ========    ========   ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS IV
                 ---------------------------------
                     (a limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Unaudited)


NOTE A - ORGANIZATION
---------------------

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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

4.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership interest (a "Unit") is based on the weighted average number of limited partnership Units outstanding during the period (8,285.7 Units in 2003, 2002, and 2001).

5.   Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.   Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.   Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 2003, uninsured funds held at one institution are approximately $200,000.

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


NOTE C - PARTNERSHIP AGREEMENT
------------------------------

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


NOTE D - ACQUISITIONS
---------------------

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


NOTE E - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of net loss and partners' equity follows:

                                  For the Years Ended December 31,
                                    2003         2002        2001
                                    ----         ----        ----
                                (Unaudited)

Net loss - book                ($  126,413) ($ 116,040) ($  69,298)
Excess of book over tax
 depreciation                       18,539      19,415      20,302
Minority interest (tax only)             0          70        (372)
                                ----------   ---------   ---------
Net loss - tax                 ($ 107,874)  ($  96,555) ($  49,368)
                                =========    =========   =========


                                  For the Years Ended December 31,
                                    2003         2002        2001
                                    ----         ----        ----
Partners' equity - book        $1,220,444   $1,346,856  $1,462,894
Costs of issuance               1,077,141    1,077,141   1,077,141
Cumulative tax over book loss     312,683      294,142     274,659
                               ----------   ----------  ----------
Partners' equity - tax         $2,610,268   $2,718,139  $2,814,694
                               ==========   ==========  ==========



Note F -  Quarterly Financial Data (Unaudited)
----------------------------------------------

     The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:


                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2003
                  ------------------------------------------------
Revenues:
 Rental income       $54,648    $50,665        $50,773   $ 52,733
 Interest income         488        516            842        946
                     -------    -------        -------   --------
  Total revenues      55,136     51,181         51,615     53,679
                     -------    -------        -------   --------
Costs and expenses:
 Rental operations    14,497     31,238         36,130     70,247
 Bad debt             15,823          0              0          0
 General and
  administrative      18,000     24,000         12,000     18,000
Depreciation and
 amortization         26,296     23,886         23,931     23,976
                     -------    -------        -------   --------
  Total costs
   and expenses       74,616     79,124         72,061    112,223
                     -------    -------        -------   --------
Net income (loss)   ($19,480)  ($27,943)      ($20,446) ($ 58,544)
                     =======    =======        =======   ========

Net loss per limited
 partnership unit   ($  1.66)  ($  3.34)      ($  2.44) ($   7.00)
                     =======    =======        =======   ========


               December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2002
                  ------------------------------------------------
Revenues:
 Rental income       $51,158    $45,313        $53,118   $ 50,049
 Interest income       1,283      1,401          1,464      1,456
                     -------    -------        -------   --------
  Total revenues      52,441     46,714         54,582     51,505
                     -------    -------        -------   --------
Costs and expenses:
 Rental operations    20,941     34,574         49,876     46,045
 Bad debt                  0          0          2,861          0
 General and
  administrative      24,000     18,000         12,000     18,000
 Depreciation
  and amortization    24,467     23,506         23,877     23,135
                     -------    -------        -------   --------
  Total costs and
     expenses         69,408     76,080         88,614     87,180
                     -------    -------        -------   --------
Net loss            ($16,967)  ($29,366)      ($34,032) ($ 35,675)
                     =======    =======        =======   ========

Net loss per
 limited
 partnership unit   ($  1.45)  ($  3.51)      ($  4.07) ($   4.26)
                     =======    =======        =======   ========

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS IV
                    --------------------------------
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ------------------------------------------------------
                          DECEMBER 31, 2003
                             (Unaudited)


                                            Costs
                                         Capitalized
                                         Subsequent
                  Initial Cost to            to
                  Partnership (b)        Acquisition
                  ---------------        -----------


                             Buildings
                               and                          Date of
                             Improve-  Improve-    Total    Constr.   Date
Description (a)      Land     ments    ments (d)  (b) (d)     (a)   Acquired
---------------      ----    --------- --------   ------- --------  --------
12 apartment
units in
Phila, PA          $54,000  $1,209,858 $406,696 $1,616,554   1988    5/22/87

10 apartment
units in
Concord,  NC        20,324     692,522   15,376    707,898   1988   11/30/88
                   -------  ---------- -------- ----------
 TOTAL             $74,324  $1,902,380 $422,072 $2,324,452
                   =======  ========== ======== ==========


                             Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------
                                     (Unaudited)



                               Buildings
                                  and                   Accumulated
                                Improv-      Total      Depreciation
Description           Land       ments      (d) (e)       (d) (e)
------------          ----     ---------    -------     -----------
12 apartment
units in
Philadelphia, PA   $54,000    $1,616,554   $1,670,554      $997,491

10 apartment
units in
North Concord, NC  $20,324       707,898      728,222       423,295
                   -------    ----------   ----------    ----------
                   $74,324    $2,324,452   $2,398,776    $1,420,786
                   =======    ==========   ==========    ==========

                DIVERSIFIED HISTORIC INVESTORS IV
                 --------------------------------
                     (a limited partnership)

                      NOTES TO SCHEDULE XI
                      --------------------
                        December 31, 2003

(A) Each property is a certified historic structure as defined in the Internal Revenue Code of 1986. The "date of construction" refers to the period in which the properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 2003, for Federal income tax purposes is approximately $1,799,576. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)  Reconciliation of land, buildings and improvements:

                                         2003        2002         2001
                                         ----        ----         ----
                                    (Unaudited)

Balance at beginning of year         $2,375,130  $2,365,539   $2,350,693
Additions during the year:
  Improvements                           23,646       9,591       14,846
                                     ----------  ----------   ----------
Balance at end of year               $2,398,776  $2,375,130   $2,365,539
                                     ==========  ==========   ==========

Reconciliation of accumulated depreciation:

                                         2003        2002         2001
                                         ----        ----         ----
Balance at beginning of year         $1,322,696  $1,227,712   $1,135,171
Depreciation expense for the year        98,090      94,984       92,541
                                     ----------  ----------   ----------
Balance at end of year               $1,420,786  $1,322,696   $1,227,712
                                     ==========  ==========   ==========

(E)  See   Note  B  to  the  consolidated  financial  statements   for
     depreciation methods and lives.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------

          None.


Item 9A.   Controls and Procedures
           -----------------------

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                               PART III
                               --------

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

          a.  Identification  of  Directors  -  Registrant  has   no
directors.

          b. Identification of Executive Officers

              The  General Partner of the Registrant is Dover Historic
Advisors  III  (DoHA-III),  a Pennsylvania general  partnership.   The
partners of DoHA-III are as follows:


                                  Term of
Name            Age  Position     Office      Period Served
----            ---  --------     -------     -------------

SWDHA, Inc.      --  Partner in  No fixed     Since May 1997
                     DoHA-III      term

EPK, Inc.        --  Partner in  No fixed     Since May 1997
                     DoHA-III      term


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


Item 11.  Executive Compensation
          ----------------------

           a. Cash Compensation - During 2003, Registrant did not pay any cash compensation to DoHA-III.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - Compensation not referred to in paragraph a. or paragraph b. of this Item was not paid or distributed during 2003 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

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


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
            Management
            ----------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

           Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 2003, 2002 and 2001 was $0.

           a. Transactions with Management - Fees paid during 2003 to the general partner were $0.

           b. Certain Business Relationships - Registrant has no directors.

           c. Indebtedness of Management - No employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

           The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.



                                             2003        2002
                                             ----        ----
                                          (Unaudited)

Audit Fees (1).........................        -         $5,000
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................        -         14,300
All Other Fees (4).....................        -           -
                                              --        -------
Total..................................       $-        $19,300
                                                        =======

1. Audit Fees - Audit fees for the years ended December 31, 2002, respectively, were for professional services rendered by Gross Kreger & Passio, L.L.C. for the audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2002, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

3. Tax Fees - Tax fees as of the years ended December 31, 2002, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

4. All Other Fees -  All other fees as of the years ended December
   31, 2002, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                                PART IV
                                -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports
         -------------------------------------------------------

             1.     Financial Statements:

                            a.     Consolidated  Balance  Sheets   at
                 December 31, 2003 (unaudited) and 2002.

                            b.   Consolidated Statements of Operations
                 for   the   Years   Ended       December   31,   2003
                 (unaudited), 2002 and 2001.

                            c.   Consolidated Statements of Changes in
                 Partners'  Equity for the      Years  Ended  December
                 31, 2003 (unaudited), 2002 and 2001.

                            d.   Consolidated Statements of Cash Flows
                 for   the   Years   Ended       December   31,   2003
                 (unaudited), 2002 and 2001.

                            e.     Notes  to  consolidated  financial
                 statements - (Unaudited)



               2.   Financial statement schedules - Unaudited:

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

                  31 (Not attached) General   Partners  Opinion
                                    Certification
                                    (To   be filed with amended
                                    10-K/A)

                  32 (Not attached) Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002
                                    (To   be filed with amended
                                    10-K/A)


             (c)  Exhibits:

                 See Item 14(A)(3) above.

                              SIGNATURES
                              ----------


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 2, 2005   DIVERSIFIED HISTORIC INVESTORS IV
       -----------------
                           By: Dover Historic Advisors III, its
                               general partner

                               By: EPK, Inc., managing partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)






     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIVERSIFIED HISTORIC INVESTORS IV

                             By: Dover Historic Advisors III, its
                                 general partner

                                 By: EPK, Inc., managing partner


Date: September 2, 2005           By: /s/ Spencer Wertheimer
      -----------------               -----------------------
                                      SPENCER WERTHEIMER
                                      President (principal executive
                                      officer, principal financial
                                      officer)