Form 10-Q
period 2004-03-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2005-09-06
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2004
                               ---------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ___________________

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

Registrant's telephone number, including area code (215) 557-9800
                                                   -------------------

                                     N/A
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors IV (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended March 31, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

In the interim, the Registrant is filing the consolidated financial statements contained throughout this quarterly report as "unreviewed" and "unaudited." The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                    PART I - FINANCIAL INFORMATION
                    ------------------------------

Item 1.   Financial Statements
          --------------------

          The financial statements presented have not been reviewed or audited by an independent auditor.

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                                 March 31, 2004   December 31, 2003
                                 --------------   -----------------
Rental properties, at cost:
 Land                              $   74,324          $   74,324
 Buildings and improvements         2,246,555           2,246,555
 Furniture and fixtures                77,897              77,897
                                   ----------          ----------
                                    2,398,776           2,398,776
Less -  accumulated depreciation   (1,445,479)         (1,420,786)
                                   ----------          ----------
                                      953,297             977,990
Cash and cash equivalents             257,069             249,100
Restricted cash                        21,756              26,761
Accounts receivable                     4,495               3,682
Other assets                           19,715              13,048
                                   ----------          ----------
     Total                         $1,256,332          $1,270,581
                                   ==========          ==========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Accounts payable-trade            $    4,932          $    8,502
 Other liabilities                     33,550              28,000
 Tenant security deposits              16,470              13,635
                                   ----------          ----------
     Total liabilities                 54,952              50,137
Partners' equity                    1,201,380           1,220,444
                                   ----------          ----------
     Total                         $1,256,332          $1,270,581
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

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                                       Three months ended
                                           March 31,
                                       2004          2003
                                       ----          ----
Revenues:
 Rental income                       $56,591      $ 52,733
 Interest income                         474           946
                                     -------      --------
     Total revenues                   57,065        53,679
                                     -------      --------
Costs and expenses:
 Rental operations                    33,436        70,247
 General and administrative           18,000        18,000
 Depreciation and amortization        24,693        23,976
                                     -------      --------
     Total costs and expenses         76,129       112,223
                                     -------      --------
Net loss                            ($19,064)    ($ 58,544)
                                     =======      ========

Net loss per limited partnership
 unit                               ($  2.28)    ($   7.00)
                                     =======      ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                 Three months ended
                                                      March 31,
                                                 2004          2003
                                                 ----          ----
Cash flows from operating activities:
 Net loss                                    ($ 19,064)    ($ 58,544)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                 24,693        23,976
 Changes in assets and liabilities:
  Decrease in restricted cash                    5,005         7,273
  Increase in accounts receivable                 (813)            0
  (Increase) decrease in other assets           (5,867)        2,722
  (Decrease) increase in accounts
   payable -trade                               (4,370)       24,450
  Increase in accrued expenses                   1,263             0
  Increase (decrease) in otherliabilities        4,287        (1,429)
  Increase in tenant security deposits           2,835           885
                                              --------      --------
Net cash provided by (used in)
 operating activities                            7,969          (667)
                                              --------      --------
Decrease in cash and cash equivalents            7,969          (667)
Cash and cash equivalents at
 beginning of period                           249,100       307,658
                                              --------      --------
Cash and cash equivalents at end of period    $257,069      $306,991
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

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

We have prepared the consolidated financial statements without a review or audit by an independent auditor. The new independent auditor will review the consolidated financial statements and the Registrant will endeavor to proceed with this audit as expeditiously as possible. No auditor has opined that the "unreviewed" and "unaudited" consolidated financial statements present fairly, in all material respects, the financial position, the results of operations or cash flows of the Registrant for the periods reported in accordance with generally accepted accounting principles.

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2003.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

          (1)  Liquidity

              As of March 31, 2004, Registrant had cash of $257,069. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2004, Registrant had restricted cash of $21,756 consisting primarily of funds held as security deposits and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the first quarter of 2004, Registrant incurred a loss of $19,064 ($2.28 per limited partnership unit) compared to a loss of $58,544 ($7.00 per limited partnership unit) for the same period in 2003.

              Rental income increased $3,858 from $52,733 in the first quarter of 2003 to $56,591 in the same period in 2004. The increase in rental income from the first quarter of 2003, compared to the same period in 2004, is due to an increase in average occupancy at the Locke Mill Plaza (71% to 92%).

                Interest income decreased $472 from $946 in the first quarter of 2003 to $474 in the same period in 2004. The decrease in interest income from the first quarter of 2003, compared to the same period in 2004 is due to a decrease in invested cash balances.

                 Rental operations expense decreased $36,811 from $70,247 in the first quarter of 2003 to $33,436 in the same period in 2004. The decrease in rental operations expense from the first quarter of 2003, compared to the same period in 2004, is due to a decrease in maintenance expense, insurance expense and miscellaneous operating expense at Brass Works and a decrease in maintenance expense and wages and salaries expense at Locke Mill Plaza. The decrease in maintenance expense is due to a decrease in snow removal. The decrease in insurance expense is due to insurance market conditions. The decrease in miscellaneous operating expenses is due to a decrease in collection fees and office expenses. The decrease in maintenance expenses at Locke Mill Plaza is due to a decrease in apartment preparations and HVAC service and repairs. The decrease in wages and salaries expense is due to the decrease in maintenance wages.

               Losses incurred during the first quarter of 2004 at the Registrant's two properties were approximately $600, compared to losses of approximately $22,000 for the same period in 2003.

                In the first quarter of 2004, Registrant recognized income of $2,400 at Brass Works, including $14,000 of depreciation expense, compared to a net loss of $19,000 including $13,000 of depreciation expense in the first quarter of 2003. The decrease in loss from the first quarter of 2003, compared to the same period in 2004, is due to a decrease in maintenance expense, insurance expense and miscellaneous operating expense. The decrease in maintenance expense is due to a decrease in snow removal. The decrease in insurance expense is due to insurance market conditions. The decrease in miscellaneous operating expense is due to a decrease in collection fees and office expenses.

               In the first quarter of 2004, the Registrant incurred a
net loss of $1,800 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a net loss of $3,000 including $7,000 of depreciation expense during the first quarter of 2003. The decrease in net loss from the first quarter of 2003, compared to the same period in 2004, is due to an increase in rental income and a decrease in maintenance expense and wages and salaries expense. Rental income increased due to an increase in average occupancy (71% to 92%). The decrease in maintenance expense is due to the decrease in apartment preparations and HVAC service and repairs. The decrease in wages and salaries expense is due to the decrease in maintenance wages.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

                All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

               We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.


Item 4.    Controls and Procedures
           -----------------------

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

                      PART II - OTHER INFORMATION
                      ---------------------------


Item 1.   Legal Proceedings
          -----------------

              To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 5.   Other Information
          -----------------

          None.


Item 6.   Exhibits and Reports
          --------------------

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

            31 (Not attached)   General     Partners    Opinion
                                Certification
                                (To  be filed with amended  10-
                                Q/A)

            32 (Not attached)   Certification  Pursuant  to  18
                                U.S.C. Section 1350, As Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002
                                (To  be filed with amended  10-
                                Q/A)

                              SIGNATURES
                              ----------

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS IV

                              By: Dover Historic Advisors III, its
                                  general partner

                                  By: EPK, Inc., managing partner


Date: September 6, 2005               By: /s/ Spencer Wertheimer
      -----------------                   ----------------------
                                          SPENCER WERTHEIMER
                                          President (principal
                                           executive officer,
                                           principal financial
                                           officer)