Form 10-Q
period 2004-06-30
DIVERSIFIED HISTORIC INVESTORS IV
filed 2005-09-06
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors IV (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended June 30, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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


                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                                June 30, 2004    December 31, 2003
                                -------------    -----------------
Rental properties, at cost:
 Land                            $   74,324           $   74,324
 Buildings and improvements       2,246,555            2,246,555
 Furniture and fixtures              77,897               77,897
                                 ----------           ----------
                                  2,398,776            2,398,776
Less -  accumulated depreciation (1,470,427)          (1,420,786)
                                 ----------           ----------
                                    928,349              977,990
Cash and cash equivalents           211,163              249,100
Restricted cash                      25,254               26,761
Accounts receivable                   8,078                3,682
Other assets                         12,214               13,048
                                 ----------           ----------
       Total                     $1,185,058           $1,270,581
                                 ==========           ==========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
Accounts payable - trade         $    3,704           $    8,502
Other liabilities                    33,405               28,000
Tenant security deposits             15,320               13,635
                                 ----------           ----------
     Total liabilities               52,429               50,137
Partners' equity                  1,132,629            1,220,444
                                 ----------           ----------
     Total                       $1,185,058           $1,270,581
                                 ==========           ==========



The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months             Six months
                          ended June 30,          ended June 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----

Revenues:
 Rental income        $ 51,484    $ 50,773    $108,074     $103,505
 Interest income           343         842         817        1,788
                      --------    --------    --------     --------
  Total revenues        51,827      51,615     108,891      105,293
                      --------    --------    --------     --------
Costs and expenses:
 Rental operations      55,251      36,130      88,687      106,376
 General and
  administrative        40,379      12,000      58,379       30,000
 Depreciation and
  amortization          24,948      23,931      49,641       47,907
                      --------    --------    --------     --------
  Total costs and
   expenses            120,578      72,061     196,707      184,283
                      --------    --------    --------     --------
Net loss             ($ 68,751)  ($ 20,446)  ($ 87,816)   ($ 78,990)
                      ========    ========    ========     ========
Net loss per
 limited
 partnership unit    ($   8.22)  ($   2.44)  ($  10.49)   ($   9.44)
                      ========    ========    ========     ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                Six months ended
                                                    June 30,
                                               2004          2003
                                               ----          ----
Cash flows from operating activities:
 Net loss                                  ($ 87,816)     ($ 78,990)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization               49,641         47,907
 Changes in assets and liabilities:
  Decrease in restricted cash                  1,507          3,920
  Increase in accounts receivable             (4,395)             0
  Decrease in other assets                       833          5,248
  Decrease) increase in accounts
   payable - trade                            (4,798)        28,302
  Increase (decrease) in other liabilities     5,406         (1,730)
  Increase (decrease) in tenant
   security deposits                           1,685           (110)
                                            --------       --------
Net cash (used in) provided by
 operating activities                        (37,937)         4,547
                                            --------       --------
(Decrease) increase in cash and cash         (37,937)         4,547
equivalents
Cash and cash equivalents at
 beginning of period                         249,100        307,657
                                            --------       --------
Cash and cash equivalents at end of period  $211,163       $312,204
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

The "Unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

              As of June 30, 2004, Registrant had cash of $211,163. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2004, Registrant had restricted cash of $25,254 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2004, Registrant incurred a loss of $68,751 ($8.22 per limited partnership unit) compared to a loss of $20,446 ($2.44 per limited partnership unit) for the same period in 2003. For the first six months of 2004, the Registrant incurred a loss of $87,816 ($10.49 per limited partnership unit) compared to a loss of $78,990 ($9.44 per limited partnership unit) for the same period in 2003.

                  Rental income increased $711 from $50,773 in the second quarter of 2003 to $51,484 in the same period in 2004 and increased $4,569 from $103,505 for the first six months of 2003 to $108,074 in the same period in 2004. The increase in rental income from the second quarter and first six months of 2003 to the same periods in 2004 is due to an increase in average occupancy at the Brass Works (95% to 96%) and an increase in average occupancy at Locke Mill (78% to 82%).

                Interest income decreased $499 from $842 in the second quarter of 2003 to $343 in the same period of 2004. Interest income decreased $971 from $1,788 for the first six months of 2003 to $817 in the same period of 2004. The decrease in interest income for both the second quarter and the first six months of 2003, compared to the same periods in 2004, is due to a decrease in invested cash balances.

              Rental operations expense increased $19,121 from $36,130
in  the second quarter of 2003 to $55,251 in the same period in  2004.
The           increase          in          rental          operations
expense from the second quarter of 2003, compared to the same period in 2004, is due to an increase in leasing commissions and insurance expense at the Brass Works, partially offset by a decrease in maintenance expense, and miscellaneous operating expense at Locke Mill. The increase in leasing commissions at the Brass Works is due to an increase in apartment turnover. The increase in insurance expense at the Brass Works is due to changing market conditions. The decrease in maintenance expense at Locke Mill is due to a decrease in HVAC services. The decrease in miscellaneous operating expense is due to a decrease in office expense, computer expense, and furniture rental at Locke Mill.

             Rental operations expense decreased $17,689 from $106,376 for the first six months of 2003 to $88,687 in the same period of 2004. The decrease from the first six months of 2003, compared to the same period in 2004, is due to a decrease in maintenance expense and miscellaneous operating expense at both the Brass Works and Locke Mill. The decrease in maintenance expense at the Brass Works is due to a decrease in snow removal expense. The decrease in miscellaneous operating expense is due to a decrease in collection fees at the Brass Works. The decrease in maintenance expense at Locke Mill is due to a decrease in HVAC services. The decrease in miscellaneous operating expense is due to a decrease in office expense, computer expense, and furniture rental at Locke Mill.

               Losses incurred during the second quarter at the Registrant's two properties were approximately $1,000 in 2004 compared to a loss of $5,000 for the same period in 2003. For the first six months of 2004, the Registrant's two properties incurred a loss of $700 compared to a loss of $27,000 for the same period in 2003.

              In the second quarter of 2004, the Registrant recognized net income of $5,000 at the Brass Works, including $14,000 of depreciation expense, compared to net income of $8,000 including $13,000 of depreciation expense in the second quarter of 2003. The decrease in net income from the second quarter of 2003, compared to the same period in 2004, is due to an increase in leasing commissions and insurance expense. The increase in leasing commissions is due to an increase in apartment turnover. The increase in insurance expense is due to changing market conditions.

              For the first six months of 2004, Registrant recognized net income of $8,000 at the Brass Works, including $27,000 of depreciation expense, compared to a net loss of $11,000 for the same period in 2003, including $26,000 of depreciation expense. The increase in net income from the first six months of 2003, compared to the same period in 2004, is due to an increase in rental income and a decrease in maintenance expense and miscellaneous operating expense. The increase in rental income is due to an increase in average occupancy (95% to 96%). The decrease in maintenance expense is due to a decrease in snow removal expense. The decrease in miscellaneous operating expense is due to a decrease in collection fees.

              In the second quarter of 2004, the Registrant incurred a net loss of $6,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a net loss of $13,000 including $7,000 of depreciation expense in the second quarter of 2003. For the first six months of 2004, Registrant incurred a loss of $8,000, including $14,000 of depreciation expense compared to a loss of $16,000 including $14,000 of depreciation expense for the six months of 2003. The decrease in net loss for both the second quarter and first six months of 2003, compared to the same periods in 2004, is due to an increase in rental income and a decrease in maintenance expense and miscellaneous operating expense. The increase in rental income is due to an increase in average occupancy (78% to 82%). The decrease in maintenance expense is due to a decrease in HVAC services. The decrease in miscellaneous operating expense is due to a decrease in office expense, computer expense, and furniture rental.


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


Item 4.    Controls and Procedures
           -----------------------

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
                                Q/A)

            32(Not attached)    Certification  Pursuant  to  18
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