Form 10-Q
period 2004-09-30
DIVERSIFIED HISTORIC INVESTORS IV
filed 2005-09-06
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2004
                               ---------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X     No
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors IV (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended September 30, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------
                                      September 30,    December 31,
                                          2004             2003
                                          ----             ----


Rental properties, at cost:
 Land                                 $   74,324      $   74,324
 Buildings and improvements            2,246,555       2,246,555
 Furniture and fixtures                   77,897          77,897
                                      ----------      ----------
                                       2,398,776       2,398,776
Less - accumulated depreciation       (1,495,374)     (1,420,786)
                                      ----------      ----------
                                         903,402         977,990
Cash and cash equivalents                215,700         249,100
Restricted cash                           30,624          26,761
Accounts receivable                       13,076           3,682
Other assets                               1,312          13,048
                                      ----------      ----------
     Total                            $1,164,114      $1,270,581
                                      ==========      ==========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Accounts payable - trade             $    6,843      $    8,502
 Accounts  payable - real estate tax       4,926               0
 Other liabilities                        30,009          28,000
Tenant security deposits                  16,295          13,635
                                      ----------      ----------
     Total liabilities                    58,073          50,137
Partners' equity                       1,106,041       1,220,444
                                      ----------      ----------
     Total                            $1,164,114      $1,270,581
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

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months            Nine months
                        ended September 30,     ended September 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----
Revenues:
 Rental income        $ 55,135    $ 50,665    $163,209     $154,170
 Interest income           269         516       1,086        2,305
                      --------    --------    --------     --------
  Total revenues        55,404      51,181     164,295      156,475
                      --------    --------    --------     --------
Costs and expenses:
 Rental operations      39,043      31,238     127,730      137,615
 General and
  administrative        18,000      24,000      76,379       54,000

 Depreciation and
  amortization          24,948      23,886      74,589       71,793
                      --------    --------    --------     --------
  Total costs and
   expenses             81,991      79,124     278,698      263,408
                      --------    --------    --------     --------
Net loss             ($ 26,587)  ($ 27,943)  ($114,403)   ($106,933)
                      ========    ========    ========     ========

Net loss per limited
 partnership unit    ($   3.18)  ($   3.34)  ($  13.67)   ($  12.78)
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

                  DIVERSIFIED HISTORIC INVESTORS IV
                  ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Nine months ended
                                               September 30,
                                             2004          2003
                                             ----          ----

Cash flows from operating activities:
 Net loss                                  ($114,403)   ($106,933)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization               74,589       71,793
 Changes in assets and liabilities:
 Increase in restricted cash                  (3,864)         (12)
 Increase in accounts receivable              (9,393)           0
 Increase in other assets                     (8,698)      (4,621)
 Increase (decrease) in accounts
  payable - trade
                                              18,774      (17,475)
 Increase in accounts payable - taxes          4,926        4,803
 Increase in other liabilities                 2,009        1,418
 Increase in advances                              0        4,800
 Increase (decrease) in tenant
  security deposits                            2,660         (590)
                                            --------     --------
Net cash used in operating activities        (33,400)     (46,817)
                                            --------     --------
Decrease in cash and cash equivalents        (33,400)     (46,817)
Cash and cash equivalents at
 beginning of period                         249,100      307,658
                                            --------     --------
Cash and cash equivalents at end of period  $215,700     $260,841
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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

              As of September 30, 2004, Registrant had cash of approximately $215,700. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2004, Registrant had restricted cash of $30,624 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2004, Registrant incurred a loss of $26,587 ($3.18 per limited partnership unit) compared to a loss of $27,943 ($3.34 per limited partnership unit) for the same period in 2003. For the first nine months of 2004, the Registrant incurred a loss of $114,403 ($13.67 per limited partnership unit) compared to a loss of $106,933 ($12.78 per limited partnership unit) for the same period in 2003.

              Rental income increased $4,470 from $50,665 in the third quarter of 2003 to $55,135 in the same period of 2004, and increased $9,039 from $154,170 for the first nine months of 2003 to $163,209 in the same period of 2004. The increase in rental income for the third quarter of 2003, compared to the same period in 2004 is due to an increase in average rental rates at the Brass Works, partially offset by a decrease in average occupancy at Locke Mill (90% to 57%). The increase in rental income for the first nine months of 2003, compared to the same period in 2004, is due to an increase in average rental rates at the Brass Works.

                Interest income decreased $247 from $516 in the third quarter of 2003 to $269 in the same period in 2004, and decreased $1,219 from $2,305 for the first nine months of 2003 to $1,086 in the same period of 2004. The decrease in interest income for both the third quarter and the first nine months of 2003, compared to the same periods in 2004, is due to a decrease in invested cash balances.

               Rental operations expense increased $7,805 from $31,238 in the third quarter of 2003 to $39,043 in the same period in 2004. The increase from the third quarter of 2003, compared to the same period in 2004, is due to an increase in insurance expense and maintenance expense at both the Brass Works and Locke Mill Plaza. The increase in insurance expense at the Brass Works and Locke Mill is due to changing market conditions. The increase in maintenance expense at the Brass Works is due to maintenance service and painting expense. The increase in maintenance expense at Locke Mill Plaza is due to an increase in painting and cleaning expense.

                 Rental  operations  expense  decreased  $9,885   from
$137,615 for the first nine months of 2003 to $127,730 in the same period in 2004. The decrease from the first nine months 2003, compared to the same period in 2004, is due to a decrease in maintenance expense and miscellaneous operating expense at both the Brass Works and Locke Mill Plaza. The decrease in maintenance expense at the Brass Works is due to a decrease in trash collection and roof repairs. The decrease in miscellaneous operating expense at the Brass Works is due to a decrease in collection fees and bank service charges. The decrease in maintenance expense at Locke Mill Plaza is due to a decrease in painting expense and maintenance service. The decrease in miscellaneous operating expense at Locke Mill Plaza is due to the decrease in office expense and furniture rental.

              During the third quarter of 2004, the Registrant's two properties incurred a loss of approximately $5,000, compared to the registrant breaking even for the same period in 2003. For the first nine months of 2004, the Registrant's two properties incurred a loss of approximately $5,000 compared to a loss of approximately $22,000 for the same period in 2003.

              In the third quarter of 2004, Registrant recognized income of $5,000 at the Brass Works, including $14,000 of depreciation expense, compared to income of $8,000 including $13,000 of depreciation expense in the third quarter of 2003. The decrease in net income from the third quarter of 2003, compared to the same period in 2004, is due to an increase in insurance expense and maintenance expense, partially offset by an increase in rental income. The increase in insurance expense is due to changing market conditions. The increase in maintenance expense is due to an increase maintenance service and painting expenses. The increase in rental income is due to the increase in average rental rates.

              In  the first nine months of 2004, Registrant recognized
income of $13,000 at the Brass Works, including $41,000 of depreciation expense, compared to income of $3,000, including $38,000 of depreciation expense for the same period in 2003. The increase in net income from the first nine months of 2003, compared to the same period in 2004, is due to an increase in rental income combined with a decrease in maintenance expense and miscellaneous operating expense. The increase in rental income is due to an increase in average rental rates. The decrease in maintenance expense is due to a decrease in trash collection and roof repairs. The decrease in miscellaneous operating expense is due to a decrease in collection fees and bank service charges.

             In the third quarter of 2004, Registrant incurred a loss of $10,000 at Locke Mill Plaza, including $7,000 of depreciation expense, compared to a loss of $8,000, including $7,000 of depreciation expense, in the third quarter of 2003. The increase in loss from the third quarter of 2003, compared to the same period in 2004, is due to a decrease in rental income, combined with an increase in maintenance expense and insurance expense. The decrease in rental income is due to a decrease in average occupancy (90% to 57%). The increase in maintenance expense is due to an increase in painting and cleaning expense. The increase in insurance expense is due to changing market conditions.

              In the first nine months of 2004, Registrant incurred a loss of $18,000 at Locke Mill Plaza, including $21,000 of depreciation expense, compared to a loss of $25,000 including $21,000 of depreciation expense for the same period in 2003. The decrease in loss from the third quarter of 2003, compared to the same period in 2004, is due to a decrease in maintenance expense and miscellaneous operating expense. The decrease in maintenance expenses is due to a decrease in painting expense and maintenance service. The decrease in miscellaneous operating expense is due to the decrease in office expense and furniture rental.


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


Item 4.    Controls and Procedures
           -----------------------

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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