Form 10-K
period 2004-12-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2005-09-07
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2004
                         ---------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2003 and 2004. Refer to the Explanatory Note below.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors IV (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2003 and 2004 containing "unaudited" consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. The audit fieldwork began in July 2005; however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this annual report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2003 and 2004, contained throughout this annual report as "unaudited" and has furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a. General Development of Business

              Diversified Historic Investors IV ("Registrant") is a limited partnership formed in 1987 under Pennsylvania law. As of December 31, 2004, Registrant had outstanding 8,285.7 units of limited partnership interest (the "Units").

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

             As of December 31, 2004, Registrant owned two properties, one each located in North Carolina and Pennsylvania. In total, the properties contain 22 apartment units. As of December 31, 2004, 18 of the apartment units were under lease at monthly rental rates ranging from $460 to $1,210. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

            d. Financial Information About Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data.



Item 2.   Properties
          ----------

          As of December 31, 2004, Registrant owned two properties, or interests therein, as follows:

           a. The Brass Works - consists of 12 apartments located at 231-237 Race Street, Philadelphia, Pennsylvania. In May 1987, Registrant acquired and rehabilitated the Property for $1,200,000 ($111 per square foot)("sf") funded by its equity contribution.

              The property is managed by BCMI. At December 31, 2004, 12 of the apartment units were under lease (100%) with monthly rents ranging from $895 to $1,210. All leases are renewable, one-year leases. The occupancy for the previous four years was 92% for 2003, 92% for 2002, 99% for 2001 and 100% for 2000. The monthly rental range for the previous four years was $875 to $1,150 during 2003, $850 to $1,125 during 2002, $650 to $1,095 during 2001 and $650 to $925 during
2000. The monthly rental range increased to its present level due to the increase in popularity of the Old City neighborhood in which the property is located, and the sustained ability of the property to be fully occupied (other than transitory vacancies) at increasing monthly rental rates. For tax purposes, the building and land have a federal tax basis of $1,136,277 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $12,694, which is based on an assessed value of $153,600 taxed at a rate of $82.64 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Locke Mill Plaza - consists of 10 residential apartment condominium units in a 169 condominium unit project located on Buffalo Avenue at Union Street in Concord, North Carolina. In November 1988, Registrant acquired the units for $665,000 funded by its equity contribution.

              The property is managed by BCMI. As of December 31, 2004, 6 units were under lease (60%) with monthly rates ranging from $413 to $560. All leases are renewable, one-year leases. The occupancy as of year end for the previous four years was 100% for 2003, 80% for 2002, 100% for 2001 and 60% for 2000. The monthly rental range was $413 to $560 for 2003, $500 to $560 for 2002, 2001 and 2000. For tax
purposes, the building and land have a federal tax basis of $666,271 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $4,926 which is based on an assessed value of $513,100 taxed at a rate of $.96 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           On February 25, 2005. the 10 units in Locke Mill Plaza were sold for $275,000 to an unrelated party.



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

                                PART II
                                -------

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
              Stockholder Matters
              --------------------------------------------------------

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 6 units were sold or exchanged in 2004.

           b. As of December 31, 2004, there were 1,011 record holders of Units.

           c. Registrant did not declare any cash dividends in 2004 or 2003.


Item 6.   Selected Financial Data
          -----------------------

          The following selected financial data are for the five years ended December 31, 2004. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2004        2003        2002        2001        2000
                    ----        ----        ----        ----        ----
                (Unaudited)  (Unaudited)

Rental income   $  215,916  $  208,819  $  199,638  $  203,679  $  188,729
Interest income      1,233       2,792       5,604       8,944      10,061
Net loss          (136,375)   (126,413)   (116,040)    (69,298)    (86,597)
Net loss per unit   (16.29)     (15.10)     (13.86)      (8.28)     (10.35)
Total assets
 (net of
 depreciation and
 amortization)   1,137,382   1,270,581   1,411,051   1,520,361   1,590,514
 Dividends
 (distributions)         0           0           0           0           0

Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above tables.


Item 7.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations
          -------------------------------------------------

          (1)  Liquidity

               At December 31, 2004, Registrant had cash of approximately $196,245. The Registrant expects that those funds plus the cash generated from operations at each property will be sufficient to fund the operating expenses of the properties.

              As of December 31, 2004, Registrant had restricted cash of $28,104 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 2004, Registrant incurred a net loss of $136,375 ($16.29 per limited partnership unit) compared to a loss of $126,413
($15.10 per limited partnership unit) in 2003 and a loss of $116,040 ($13.86 per limited partnership unit) in 2002.

             Rental income was $215,916 in 2004, $208,819 in 2003, and
$199,638 in 2002. The increase in rental income from 2003 to 2004 is due to an increase in average occupancy at Brass Works (96% to 97%) as well as an increase in average rental rates, partially offset by decreased average occupancy at Locke Mill. The increase in rental income from 2002 to 2003 is due to an increase in average occupancy at Brass Works (91% to 96%), partially offset by a decrease in average rental rates at Locke Mill

              Interest income was $1,233 in 2004, $2,792 in 2003, and $5,604 in 2002. The decrease in interest income from both 2003 to 2004 and from 2002 to 2003 is due to a decrease in average invested cash balances and a decrease in interest rates on money market accounts.

              Rental operations expense was $157,711 in 2004, $152,112 in 2003, and $151,436 in 2002.

              The increase in rental operations expense from 2003 to 2004 is due to an increase in capital assessment expense and utilities expense at Locke Mill, partially offset by a decrease in maintenance expense at Brass Works and wages and salaries at Locke Mill. The increase in capital assessment expense at Locke Mill is due to an assessment to raise funds for capital projects. The increase in utilities expense at Locke Mill is due to a major water leak in one of the units. The decrease in maintenance expense at Brass works is due to a reduced number of snow events as well as less apartment preparation work needed as occupancy increased. Wages and salaries expense at Locke Mill decreased due to a reduction in the maintenance and administrative staff.

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

                  Bad debt expense was $1,345 in 2004, $15,823 in 2003
and 2,861 in 2002 Bad Debt expense was high in 2003 due to the write-off of tenant accounts receivable that were deemed uncollectible.

              General and administrative expense was $94,379 in 2004, $72,000 in 2003 and $72,000 in 2002. The increase in general and administrative expense from 2003 to 2004 is due to payment of administrative fees for the years 1997-1998 that had not previously been accrued.

             During 2004, a loss of approximately $36,000 was incurred at the Registrants three properties compared to a loss of approximately $20,000 during 2003 and $11,000 during 2002. A discussion of property operations/activities follows:

              In 2004, Registrant recognized net income of 25,000 at Brass Works including a depreciation of 55,000 compared to a net income of $11,000 including $53,000 in depreciation expense in 2003, and compared to net income of $12,000 including $51,000 in depreciation expense in 2002.

              The  increase in net income at Brass Works from 2003  to
2004 is due to an increase in rental income and a decrease in maintenance expense and bad debt expense. The increase in rental income is due to an increase in average occupancy (96% to 97%) as well as an increase in average rental rates. The decrease in maintenance expense is due to a reduced number of snow events at Brass Works as well as less apartment preparation work needed as occupancy increased. The decrease in bad debt expense is due to lower write-offs of accounts receivable deemed uncollectible. The decrease in net income from 2002 to 2003 is due to an increase in rental operations expense and bad debt expense, partially offset by an increase in rental income. The increase in rental operations expense is due to an increase in maintenance expense, utilities expense and insurance expense. The increase in maintenance expense is due to an increase in maintenance service and snow removal. The increase in utilities expense is due to an increase in electricity, water and sewer charges. The increase in insurance expense is due to insurance market conditions. The increase in bad debt expense is due to an increase in tenant delinquencies. The increase in rental income is due to the increase in average occupancy (91% to 96%).

              In 2004, Registrant incurred a loss of 29,000 in Locke Mill Plaza including 29,000 in depreciation compared to a loss of $33,000 including $28,000 of depreciation expense in 2003, and a loss of $22,000 including $28,000 of depreciation expense in 2002.

              The decrease in loss at Locke Mill from 2003 to 2004 is due to a decrease in bad debt expense, partially offset by a decrease in rental income and an increase in utility expense. The decrease in bad debt expense is due to lower write-offs of accounts receivable deemed uncollectible. The decrease in rental income is due to decreased average occupancy (86% to 68%). The increase in utility expense is due to a major water leak in one of the units.
The increase in loss at Locke Mill from 2002 to 2003 is due to a decrease in rental income and an increase in bad debt expense, partially offset by a decrease in rental operations expense. The decrease in rental income is due to a decrease in average rental rates. The bad debt expense is due to the write off of tenant accounts receivables that were deemed uncollectible. The decrease in rental operations is due to the decrease in maintenance expense and wages and salaries expense, partially offset by an increase condominium fees and insurance expense. The decrease in maintenance expense is due to a decrease in apartment painting and maintenance supplies. The decrease in wages and salaries is due to the decrease in maintenance wages. The increase in condominium fees is due to an increase in budgeted operating expenses. The increase in insurance expense is due to insurance market conditions.

              On February 25, 2005. the 10 units in Locke Mill Plaza were sold for $275,000 to an unrelated party.


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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                            Page
                                                              ----

   Consolidated Balance Sheets at December 31, 2004-2003       11
(unaudited)

   Consolidated Statements of Operations for  the  Years       12
Ended December 31, 2004 - 2003 (unaudited), and 2002

   Consolidated  Statements  of  Changes  in   Partners'       13
Equity  for the Years Ended December 31, 2004 -  2003
(unaudited), and 2002

   Consolidated Statements of Cash Flows for  the  Years       14
Ended December 31, 2004-2003 (unaudited), and 2002

   Notes   to   consolidated  financial   statements   -       15-17
(unaudited)


Financial statement schedules: - (unaudited)

   Schedule   XI   -   Real   Estate   and   Accumulated       21
Depreciation - (unaudited)

   Notes to Schedule XI - (unaudited)                          22











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

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                      December 31, 2004 and 2003
                      --------------------------
                              (Unaudited)

                                Assets
                                ------

                                           2004        2003
                                           ----        ----
                                        (Unaudited) (Unaudited)
Rental properties at cost:
 Land                                 $   74,324   $   74,324
 Buildings and improvements            2,246,555    2,246,555
 Furniture and fixtures                   80,869       77,897
                                      ----------   ----------
                                       2,401,748    2,398,776
  Less - accumulated depreciation     (1,520,874)  (1,420,786)
                                      ----------   ----------
                                         880,874      977,990
Cash and cash equivalents                196,245      249,100
Restricted cash                           28,104       26,761
Accounts receivable                       15,282        3,682
Other assets                              16,877       13,048
                                      ----------   ----------
Total                                 $1,137,382   $1,270,581
                                      ==========   ==========


                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Accounts payable - trade             $    8,074   $    8,502
 Other liabilities                        30,619       28,000
 Tenant security deposits                 14,620       13,635
                                      ----------   ----------
          Total liabilities               53,313       50,137
Partners' equity                       1,084,069    1,220,444
                                      ----------   ----------
          Total                       $1,137,382   $1,270,581
                                      ==========   ==========



The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002

                                      2004         2003         2002
                                      ----         ----         ----
                                  (Unaudited)   (Unaudited)

Revenues:
 Rental income                      $215,916     $208,819     $199,638
 Interest income                       1,233        2,792        5,604
                                    --------     --------     --------
  Total revenues                     217,149      211,611      205,242
                                    --------     --------     --------
Costs and expenses:
 Rental operations                   157,711      152,112      151,436
 General and administrative           94,379       72,000       72,000
 Bad debt                              1,346       15,823        2,861
 Depreciation and amortization       100,088       98,089       94,985
                                    --------     --------     --------
  Total costs and expenses           353,524      338,024      321,282
                                    --------     --------     --------
Net loss                           ($136,375)   ($126,413)   ($116,040)
                                    ========     ========     ========

Net loss per limited partnership
 unit                              ($  16.29)   ($  15.10)   ($  13.86)
                                    ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS IV
                    ---------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2004, 2003 and 2002


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     III (1)   Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2001        $14,483    $1,448,268    $1,462,897
Net loss                             (1,160)     (114,880)     (116,040)
                                    -------    ----------    ----------
Balance at December 31, 2002        $13,323    $1,333,388    $1,346,857
Net loss                             (1,264)     (125,149)     (126,413)
                                    -------    ----------    ----------
Balance at December 31, 2003
 (Unaudited)                        $12,059    $1,208,239    $1,220,444
Net loss                             (1,364)     (135,011)     (136,375)
                                    -------    ----------    ----------
Balance at December 31, 2004
 (Unaudited)                        $10,695    $1,073,228    $1,084,069
                                    =======    ==========    ==========


 (1) General Partner

 (2) 8,285.7 limited partnership units outstanding at December 31, 2004, 2003, and 2002.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS IV
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002


                                          2004      2003       2002
                                          ----      ----       ----
                                      (Unaudited) (Unaudited)

Cash flows from operating
 activities:
 Net loss                             ($136,375) ($126,413)  ($116,040)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
 Depreciation and amortization          100,088     98,089      94,985
Changes in assets and liabilities:
  Decrease (increase) restricted cash    (1,344)     1,129      (2,847)
  (Increase) decrease in accounts
   receivable                           (11,600)    14,388           0
  (Increase) decrease in other assets    (3,829)    (8,047)     (1,612)
  (Decrease) increase in accounts
   payable - trade                         (428)   (10,323)      2,557
  (Decrease) increase in other
   liabilities                            2,620     (2,749)      1,842
  (Decrease) increase in tenant
   security deposits                        985       (985)      2,330
                                       --------   --------    --------
  Net cash (used in) provided by
   operating activities                 (49,883)   (34,911)    (18,785)
                                       --------   --------    --------
Cash flows from investing activities:
 Capital expenditures                    (2,972)   (23,646)     (9,591)
                                       --------   --------    --------
Net cash used in investing activities    (2,972)   (23,646)     (9,591)
                                       --------   --------    --------
(Decrease) increase in cash and
 cash equivalents                       (52,855)   (58,557)    (28,376)
Cash and cash equivalents at
 beginning of year                      249,100    307,657     336,033
                                       --------   --------    --------
Cash and cash equivalents at end of
 year                                  $196,245   $249,100    $307,657
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

The Partnership was formed to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which were eligible for designation as such, utilizing the net proceeds from the sale of limited partnership units. Any rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code.


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

4.   Net Loss Per Limited Partnership Unit

The net loss per limited partnership interest (a "Unit") is based on the weighted average number of limited partnership Units outstanding during the period (8,285.7 Units in 2004, 2003, and 2002).

5.   Income Taxes

Federal and state income taxes are payable by the individual partners; therefore, no provision or liability for income taxes is reflected in the financial statements.

6.   Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.

7.   Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash and cash equivalents. The Partnership maintains its cash and cash equivalents in financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 per company. At December 31, 2004, uninsured funds held at one institution are approximately $55,000.

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


NOTE E - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of net loss and partners' equity follows:

                                  For the Years Ended December 31,
                                    2004         2003        2002
                                    ----         ----        ----
                                (Unaudited)   (Unaudited)

Net loss - book                ($  136,375) ($ 126,413) ($  116,040)
Excess of book over tax
 depreciation                       18,658      18,539       19,415
Minority interest (tax only)             0           0           70
                                ----------   ---------   ----------
Net loss - tax                 ($  117,717) ($ 107,874) ($   96,555)
                               ==========   ==========   ==========


                                  For the Years Ended December 31,
                                    2004         2003        2002
                                    ----         ----        ----

Partners' equity - book        $1,084,069   $1,220,444   $1,346,856
Costs of issuance               1,077,141    1,077,141    1,077,141
Cumulative tax over book loss     331,343      312,683      294,142
                                ---------   ----------   ----------
Partners' equity - tax         $2,492,553   $2,610,268   $2,718,139
                               ==========   ==========   ==========


NOTE F - SUBSEQUENT EVENT
-------------------------

In February 2005, the Partnership sold the 10 condominium units located in Concord, North Carolina to an unrelated party for $275,000.


NOTE G - QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

     The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:


                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2004
                  ------------------------------------------------
Revenues:
 Rental income       $52,706    $55,135       $ 51,484    $56,591
 Interest income         147        269            343        474
                     -------    -------       --------    -------
  Total revenues      52,853     55,404         51,827     57,065
                     -------    -------       --------    -------
Costs and expenses:
 Rental operations    29,981     39,043         55,251     33,436
 Bad debt              1,346          0              0          0
 General and
  administrative      18,000     18,000         40,379     18,000
 Depreciation and
  amortization        25,499     24,948         24,948     24,693
                     -------    -------       --------    -------
  Total costs and
   expenses           74,826     81,991        120,578     76,129
                     -------    -------       --------    -------
Net income (loss)   ($21,973)  ($26,587)     ($ 68,751)  ($19,064)
                     =======    =======       ========    =======

Net loss per limited
 partnership unit   ($ 2.63)   ($  3.18)     ($   8.22)  ($  2.28)
                     =======    =======       ========    =======


                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2003
                  ------------------------------------------------
Revenues:
 Rental income      $ 54,648    $50,665       $ 50,773    $52,733
 Interest income         488        516            842        946
                     -------    -------       --------    -------
  Total revenues      55,136     51,181         51,615     53,679
                     -------    -------       --------    -------
Costs and expenses:
 Rental operations    14,497     31,238         36,130     70,247
 Bad debt             15,823          0              0          0
 General and
  administrative      18,000     24,000         12,000     18,000
 Depreciation and
  amortization        26,296     23,886         23,931     23,976
                     -------    -------       --------    -------
  Total costs and
   expenses           74,616     79,124         72,061    112,223
                     -------    -------       --------    -------
Net income (loss)  ($ 19,480)  ($27,943)     ($ 20,446)  ($58,544)
                     =======    =======       ========    =======

Net loss per
limited
 partnership unit   ($  1.66)  ($  3.34)     ($   2.44)  ($  7.00)
                     =======    =======       ========    =======

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS IV
                    --------------------------------
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ------------------------------------------------------
                          DECEMBER 31, 2004
                             (Unaudited)


                                            Costs
                                         Capitalized
                                         Subsequent
                  Initial Cost to            to
                  Partnership (b)        Acquisition
                  ---------------        -----------


                             Buildings
                               and                          Date of
                             Improve-  Improve-    Total    Constr.   Date
Description (a)      Land     ments    ments (d)  (b) (d)     (a)   Acquired
---------------      ----    --------- --------   ------- --------  --------
12 apartment
units in
Phila, PA          $54,000  $1,209,858 $407,649 $1,617,507   1988    5/22/87

10 apartment
units in
Concord,  NC        20,324     692,522   17,395    709,917   1988   11/30/88
                   -------  ---------- -------- ----------
 TOTAL             $74,324  $1,902,380 $425,044 $2,327,424
                   =======  ========== ======== ==========


                             Gross Amount at which Carried at
                                    December 31, 2004
                             --------------------------------
                                     (Unaudited)


                               Buildings
                                  and                   Accumulated
                                Improv-      Total      Depreciation
Description           Land       ments      (d) (e)       (d) (e)
------------          ----     ---------    -------     -----------
12 apartment
units in
Philadelphia, PA   $54,000    $1,617,507   $1,671,507    $1,067,149

10 apartment
units in
North Concord, NC  $20,324       709,917      730,241       453,725
                   -------    ----------   ----------    ----------
                   $74,324    $2,327,424   $2,401,748    $1,520,874
                   =======    ==========   ==========    ==========

                DIVERSIFIED HISTORIC INVESTORS IV
                 --------------------------------
                     (a limited partnership)

                      NOTES TO SCHEDULE XI
                      --------------------
                        December 31, 2004


(A) Each property is a certified historic structure as defined in the Internal Revenue Code of 1986. The "date of construction" refers to the period in which the properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 2004, for Federal income tax purposes is approximately $1,802,548. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the historic rehabilitation credit obtained.

(D)  Reconciliation of land, buildings and improvements:


                                        2004        2003         2002
                                        ----        ----         ----
                                    (Unaudited)  (Unaudited)

Balance at beginning of year         $2,398,776  $2,375,130   $2,365,539
Additions during the year:
 Improvements                             2,972      23,646        9,591
                                     ----------  ----------   ----------
 Balance at end of year              $2,401,748  $2,398,776   $2,375,130
                                     ==========  ==========   ==========


Reconciliation of accumulated depreciation:


Balance at beginning of year         $1,420,786  $1,322,696   $1,227,712
Depreciation expense for the year       100,088      98,090       94,984
                                     ----------  ----------   ----------

Balance at end of year               $1,520,874  $1,420,786   $1,322,696
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------

          None.


Item 9A.   Controls and Procedures
           -----------------------

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported, and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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


Item 11.  Executive Compensation
          ----------------------

           a. Cash Compensation - During 2004, Registrant did not pay any cash compensation to DoHA-III.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed, or is proposed to be paid or distributed in the future, to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - Compensation not referred to in paragraph a. or paragraph b. of this Item was not paid or distributed during 2004 to DoHA-III, any partner therein, or any person named in paragraph c. of Item 10.

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

           Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-III is entitled to 10% of Registrant's distributable cash from operations in each year. The amount allocable to DoHA-III for 2004, 2003 and 2002 was $0.

           a. Transactions with Management - Fees paid during 2004 to the general partner were $0.

           b. Certain Business Relationships - Registrant has no directors.

           c. Indebtedness of Management - No employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

           The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.



                                             2004        2003
                                             ----        ----
                                          (Unaudited)  (Unaudited)

Audit Fees (1).........................        -           -
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................        -           -
All Other Fees (4).....................        -           -
                                              --          --
Total..................................       $-          $-
                                              ==          ==


       1.   Audit Fees  - (unaudited)

       2.   Audit-Related Fees - (unaudited)

       3.   Tax Fees - (unaudited)

       4.   All Other Fees  - (unaudited)

                                PART IV
                                -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports
         -------------------------------------------------------

             1.     Financial Statements:

                            a.     Consolidated  Balance  Sheets   at
                 December 31, 2004-2003 (unaudited).

                            b.   Consolidated Statements of Operations
                 for  the  Years  Ended       December  31,  2004-2003
                 (unaudited)  and 2002.

                            c.   Consolidated Statements of Changes
                    in Partners' Equity for the Years Ended December 31, 2004-2003 (unaudited) and 2002.

                            d.   Consolidated Statements of Cash Flows
                 for  the  Years  Ended       December  31,  2004-2003
                 (unaudited) and 2002.

                            e.     Notes  to  consolidated  financial
                 statements. - (unaudited)


            2.     Financial   statement   schedules: - (unaudited)

                           a.     Schedule  XI  -  Real  Estate  and
                 Accumulated Depreciation. - (unaudited)

                           b.   Notes to Schedule XI. - (unaudited)

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                  31 (Not attached) General   Partners  Opinion
                                    Certification
                                    (To  be  filed with amended
                                    from 10-K/A)

                  32 (Not attached) Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002
                                    (To  be  filed with amended
                                    from 10-K/A)

         (c)  Exhibits:
                 See Item 14(A)(3) above.

                              SIGNATURES
                              ----------


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 7, 2005   DIVERSIFIED HISTORIC INVESTORS IV
       -----------------
                           By: Dover Historic Advisors III, its
                               general partner

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


Date: September 7, 2005           By: /s/ Spencer Wertheimer
      -----------------               -----------------------
                                      SPENCER WERTHEIMER
                                      President (principal executive
                                      officer, principal financial
                                      officer)