Form 10-K/A
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2006-08-28
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K/A
                            Amendment No. 1


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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors IV (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended
December 31, 2003 containing  consolidated financial statements.

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

The Registrant engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated
Item 8 and 14 of the Original Filing.  The Company has not made
any other changes to the Original Filing.   This Amendment No. 1
on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

             Since the Registrant's inception, all the properties acquired by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. All the properties are held for rental operations. At this time it is anticipated that the two remaining properties will continue to be held for this purpose until such time as real property values in the areas in which these properties are located begin to increase. At that time, the Registrant will re-evaluate its investment strategy regarding the properties.

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


                             PART II
                             -------

Item  5.    Market  for  Registrant's Common Equity  and  Related
            Stockholder Matters
            -----------------------------------------------------

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


                    2003        2002       2001        2000         1999
                    ----        ----       ----        ----         ----

Rental income   $  208,819  $  199,638  $  203,679  $  188,729  $  194,123
Interest income      2,792       5,604       8,944      10,061      11,328
Net loss          (126,413)   (116,040     (69,298)    (86,597)    (92,209)
Net loss per unit   (15.10)     (13.86)      (8.28)     (10.35)     (11.02)
Total assets
 (net of
 depreciation and
 amortization)   1,270,581   1,411,051   1,520,361   1,590,514   1,675,218
Dividends
(distributions)          0           0           0           0     276,190

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


           Rental income was $208,819 in 2003, $199,638 in  2002,
and $203,679 in 2001. The increase in rental income from 2002 to 2003 is due to an increase in average occupancy at Brass Works
(91% to 96%), partially offset by a decrease in average rental rates at Locke Mill. The decrease in rental income from 2001 to 2002 is due to a decrease in average occupancy at Locke Mill (88% to 80%) and a decrease in average occupancy at the Brass Works (99% to 91%).

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

          Bad debt expense was $15,823 in 2003 and $2,861 in 2002 due to the write-off of tenant accounts receivable that were deemed uncollectible.

          General and administrative expense was $72,000 in 2003, 2002 and 2001.
           During 2003, a loss of approximately $20,000 was incurred at the Registrants two properties compared to a loss of approximately $11,000 during 2002, and income of $36,000 in 2001.



Item  7A.  Quantitative and Qualitative Disclosures about  Market
           Risk
           ------------------------------------------------------

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


                DIVERSIFIED HISTORIC INVESTORS IV
                ---------------------------------
                     (a limited partnership)


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                AND FINANCIAL STATEMENT SCHEDULES
                ---------------------------------


Consolidated financial statements:                           Page
                                                             ----

   Report of Independent Certified Public Accountants          10

   Consolidated Balance Sheets at December 31, 2003  and       11
    2002

   Consolidated Statements of Operations for  the  Years       12
    Ended December 31, 2003, 2002, and 2001

   Consolidated  Statements  of  Changes  in   Partners'       13
    Equity for the Years Ended December 31, 2003, 2002, and 2001

   Consolidated Statements of Cash Flows for  the  Years       14
    Ended December 31, 2003, 2002, and 2001

   Notes to consolidated financial statements                15-19


Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated       21
    Depreciation

   Notes to Schedule XI                                        22




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2003 and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 2003 and the results of operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 23 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Russell Bedford Stefanou Mirchandani, LLP
New York, New York
March 10, 2006

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2003 and 2002

                                Assets
                                ------

                                              2003           2002
                                              ----           ----
Assets:
 Cash and cash equivalents               $  249,100    $  307,657
 Restricted cash                             26,761        27,890
 Accounts receivable                          3,682        18,070
 Other assets                                13,047         5,000
                                         ----------    ----------
                                            292,590       358,617

Rental properties at cost:
 Land                                        74,324        74,324
 Buildings and improvements               2,246,555     2,246,555
 Furniture and fixtures                      77,897        54,251
                                         ----------    ----------
                                          2,398,776     2,375,130
  Less - accumulated depreciation        (1,420,785)   (1,322,696)
                                         ----------    ----------
                                            977,991     1,052,434
                                         ----------    ----------
Total                                    $1,270,581    $1,411,051
                                         ==========    ==========

                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Accounts payable - trade                $    8,502     $  18,826
 Other liabilities                           28,003        30,749
 Tenant security deposits                    13,635        14,622
                                         ----------    ----------
          Total liabilities                  50,140        64,197
Partners' equity                          1,220,441     1,346,854
                                         ----------    ----------
          Total                          $1,270,581    $1,411,051
                                         ==========    ==========



The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001

                                      2003         2002         2001
                                      ----         ----         ----

Revenues:
 Rental income                      $208,819    $199,638      $203,679
 Interest income                       2,792       5,604         8,944
                                    --------    --------      --------
  Total revenues                     211,611     205,242       212,623
                                    --------    --------      --------
Costs and expenses:
 Rental operations                   152,112     151,436       117,380
 General and administrative           72,000      72,000        72,000
 Bad debt                             15,823       2,861             0
 Depreciation and amortization        98,089      94,985        92,541
                                    --------    --------      --------
  Total costs and expenses           338,024     321,282       281,921
Net loss                           ($126,413)  ($116,040)    ($ 69,298)
                                    ========    ========      ========

Net loss per limited
 partnership unit                  ($  15.10)  ($  13.86)    ($   8.28)
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


                                      Dover
                                    Historic
                                    Advisors     Limited
                                    III (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000      ($456,750)  $1,988,942     $1,532,192
Net loss                               (693)     (68,605)       (69,298)
                                   --------   ----------     ----------
Balance at December 31, 2001       (457,443)   1,920,337      1,462,894
Net loss                             (1,160)    (114,880)      (116,040)
                                   --------   ----------     ----------
Balance at December 31, 2002       (458,603)   1,805,457      1,346,854
Net loss                             (1,264)    (125,149)      (126,413)
                                   --------   ----------     ----------
Balance  at  December 31, 2003    ($459,867)  $1,680,308     $1,220,441
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

                    DIVERSIFIED HISTORIC INVESTORS IV
                    ---------------------------------
                          (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001


                                          2003      2002         2001
                                          ----      ----         ----

Cash flows from operating
 activities:
 Net loss                             ($126,413)   ($116,040)   ($69,298)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
  Depreciation and amortization          98,089       94,985      92,541
 Changes in assets and liabilities:
  Decrease (increase) restricted cash     1,129       (2,847)     (2,255)
  Decrease in accounts receivable        14,388            0           0
  (Increase) decrease in other assets    (8,047)      (1,612)        596
  (Decrease) increase in accounts
   payable - trade                      (10,324)       2,557     (28,408)
  (Decrease) increase in other
   liabilities                           (2,746)       1,842      27,529
  (Decrease) increase in tenant
   security deposits                       (987)       2,330          25
                                       --------     --------    --------
  Net cash (used in) provided by
   operating activities                 (34,911)     (18,785)     20,730
                                       --------     --------    --------
Cash flows from investing activities:
 Capital expenditures                   (23,646)      (9,591)    (14,846)
                                       --------     --------    --------
Net cash used in investing activities   (23,646)      (9,591)    (14,846)
                                       --------     --------    --------
(Decrease) increase in cash and
 cash equivalents                       (58,557)     (28,376)      5,884
Cash and cash equivalents at
 beginning of year                      307,657      336,033     330,149
                                       --------     --------    --------
Cash and cash equivalents at end of
 year                                  $249,100     $307,657    $336,033
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


NOTE E - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")  purposes  and  for  income  tax  ("tax")  purposes.   A
reconciliation of net loss and partners' equity follows:

                                      For the Years Ended December 31,
                                        2003        2002        2001
                                        ----        ----        ----
Net loss - book                     ($126,413)  ($116,040)   ($69,298)
Excess of book over tax depreciation   18,539      19,415      20,302
Minority interest (tax only)                0          70        (372)
                                     --------    --------     -------
Net loss - tax                      ($107,874)  ($ 96,555)   ($49,368)
                                     ========    ========     =======


                                      For the Years Ended December 31,
                                        2003        2002        2001
                                        ----        ----        ----
Partners' equity - book            $1,220,441  $1,346,854  $1,462,894
Costs of issuance                   1,077,141   1,077,141   1,077,141
Cumulative tax over book loss         312,683     294,142     274,659
                                   ----------  ----------  ----------
Partners' equity - tax             $2,610,265  $2,718,137  $2,814,694
                                   ==========  ==========  ==========


Note F - Quarterly Financial Data
---------------------------------

     The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:


                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2003
                    ---------------------------------------------------
Revenues:
 Rental income          $54,648         $50,665    $50,773     $ 52,733
 Interest income            488             516        842          946
                        -------         -------    -------     --------
  Total revenues         55,136          51,181     51,615       53,679
                        -------         -------    -------     --------
Costs and expenses:
 Rental operations       14,497          31,238     36,130       70,247
 Bad debt                15,823               0          0            0
 General and
  administrative         18,000          24,000     12,000       18,000
 Depreciation and
  amortization           26,296          23,886     23,931       23,976
                        -------         -------    -------     --------
  Total costs and
   expenses              74,616          79,124     72,061      112,223
                        -------         -------    -------     --------
Net loss               ($19,480)       ($27,943)  ($20,446)   ($ 58,544)
                        =======         =======    =======     ========

Net loss per limited
 partnership unit      ($  2.33)       ($  3.34)  ($  2.44)   ($   6.99)
                        =======         =======    =======     ========



                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2002
                    ---------------------------------------------------
Revenues:
 Rental income          $51,158         $45,313    $53,118      $50,049
 Interest income          1,283           1,401      1,464        1,456
                        -------         -------    -------      -------
 Total revenues          52,441          46,714     54,582       51,505
                        -------         -------    -------      -------
Costs and expenses:
 Rental operations       20,941          34,574     49,876       46,045
 Bad debt                     0               0      2,861            0
 General and
  administrative         24,000          18,000     12,000       18,000
 Depreciation and
  amortization           24,467          23,506     23,877       23,135
                        -------         -------    -------      -------
  Total costs and
   expenses              69,408          76,080     88,614       87,180
                        -------         -------    -------      -------
Net loss               ($16,967)       ($29,366)  ($34,032)    ($35,675)
                        =======         =======    =======      =======

Net loss per limit
 partnership unit      ($  2.03)       ($  3.51)  ($  4.07)    ($  4.26)
                        =======         =======    =======      =======

                    SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
          ------------------------------------------------------

                                   Costs
                                Capitalized
                                 Subsequent
               Initial Cost to      to
               Partnership (b)  Acquisition
              ---------------   -----------


                       Buildings Furniture&            Date
                         and     Fixtures &             of
                       Improve-  Improve-    Total    Constr  Date
Description(a)  Land     ments     ments(d)  (b)(d)     (a)   Acq'd
-------------- ------- ---------- -------- ----------  ----- -------
12 apartment
units in
Phila,PA       $54,000 $1,209,858 $406,696 $1,616,554  1988  5/22/87

10 apartment
units in
Concord, NC     20,324    692,522   15,376    707,898  1988 11/30/88
               ------- ---------- -------- ----------
               $74,324 $1,902,380 $422,072 $2,324,452
               ======= ========== ======== ==========



                           Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------

                             Buildings,
                             Furniture &
                             Fixtures &
                                  and
                                Improv-      Total      Accumulated
Description           Land       ments        (d)         Depr (d)
------------          ----     ---------    -------    -------------
12 apartment
units in
Phila, PA            $54,000   $1,616,554   $1,670,554     $  997,491

10 apartment
units in
North Concord, NC     20,324      707,898      728,222        423,295
                     -------   ----------   ----------     ----------
                     $74,324   $2,324,452   $2,398,776     $1,420,786
                     =======   ==========   ==========     ==========

                DIVERSIFIED HISTORIC INVESTORS IV
                ---------------------------------
                     (a limited partnership)

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

(D)  Reconciliation of land, buildings and improvements:

                                       2003         2002         2001
                                       ----         ----         ----
Balance at beginning of year       $2,375,130   $2,365,539    $2,350,693
 Additions during the year:
 Improvements                          23,646        9,591        14,846
                                   ----------   ----------    ----------
Balance at end of year             $2,398,776   $2,375,130    $2,365,539
                                   ==========   ==========    ==========

Reconciliation of accumulated depreciation:

                                       2003         2002         2001
                                       ----         ----         ----

Balance at beginning of year       $1,322,697   $1,227,712    $1,135,171
Depreciation expense for the year      98,089       94,985        92,541
                                   ----------   ----------    ----------
Balance at end of year             $1,420,786   $1,322,697    $1,227,712
                                   ==========   ==========    ==========


(E) See Note B to the consolidated financial statements for depreciation methods and lives.



Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure
-----------------------------------------------------------------

          None.


Item 9A.   Controls and Procedures
----------------------------------

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

                            PART III
                            --------

Item 10.  Directors and Executive Officers of Registrant
--------------------------------------------------------

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


Item 11.  Executive Compensation
--------------------------------

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


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management
-----------------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

           The following table presents the aggregate fees billed
for   each  of  the  services  listed  below  for  each  of   the
Registrant's last two fiscal years.


                                             2003        2002
                                             ----        ----


Audit Fees (1) .........................   $ 7,083     $ 5,000
Audit - Related Fees (2) ...............      -           -
Tax Fees (3) ...........................    14,300      14,300
All Other Fees (4) .....................      -           -
                                           -------     -------
Total...................................   $21,383     $19,300
                                           =======     =======


       1. Audit Fees - The audit fees for the year ended December 31,
          2003, respectively, were for professional services rendered by RBSM, LLP. Audit fees for the year ended December 31, 2002, respectively, were for professional services rendered by Gross Kreger & Passio, L.L.C. The fees represent audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

       2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

       3. Tax Fees - Tax fees as of the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

       4. All Other Fees -  All other fees as of the years ended
          December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                             PART IV

Item 15. (A) Exhibits, Financial Statement Schedules and Reports

             1.     Financial Statements:

                    a. Consolidated Balance Sheets at December 31,
                    2003 and 2002.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2003, 2002 and 2001.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

                    e. Notes to consolidated financial statements

             2.   Financial statement schedules -

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

                    21                Subsidiaries    of    the
                                      Registrant are listed  in
                                      Item  2.  Properties   of
                                      this Form 10-K

                    31                General           Partner
                                      Certification

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

Date: August 28, 2006      DIVERSIFIED HISTORIC INVESTORS IV
      ---------------
                           By: Dover Historic Advisors III, its
                               general partner

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



                              DIVERSIFIED HISTORIC INVESTORS IV

                           By: Dover Historic Advisors III, its
                               general partner

                               By: EPK, Inc., managing partner

Date: August 28, 2006              By: /s/ Spencer Wertheimer
      ---------------                  ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal
                                       executive officer,
                                       principal financial
                                       officer)