Form 10-Q/A
period 2004-03-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2006-08-28
CIK 810623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q / A
                           Amendment No. 1

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

                        EXPLANATORY NOTE

Diversified Historic Investors IV (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended
March 31, 2004 containing consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 1 of the Original Filing. The Company has not made any other changes to the Original Filing. This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                DIVERSIFIED HISTORIC INVESTORS IV
                ---------------------------------
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets
                             ------

                              March 31, 2004   December 31, 2003
                              --------------   -----------------
                               (Unaudited)

Cash and cash equivalents      $  257,069          $  249,100
Restricted cash                    21,756              26,761
Accounts receivable                 4,495               3,682
Other assets                       19,715              13,048
                               ----------          ----------
                                  303,035             292,591
                               ----------          ----------
Rental properties, at cost:
 Land                              74,324              74,324
 Buildings and improvements     2,246,555           2,246,555
 Furniture and fixtures            77,897              77,897
                               ----------          ----------
                                2,398,776           2,398,776
Less  -  accumulated
 depreciation                  (1,445,479)         (1,420,786)
                               ----------          ----------
                                  953,297             977,990
                               ----------          ----------
     Total                     $1,256,332          $1,270,581
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

                 DIVERSIFIED HISTORIC INVESTORS IV
                 ---------------------------------
              (a Pennsylvania limited partnership)

            CONSOLIDATED STATEMENTS OF OPERATIONS
            -------------------------------------
                           (Unaudited)

                                     Three months ended
                                          March 31,
                                     2004           2003
                                     ----           ----
Revenues:
 Rental income                     $56,591       $ 52,733
 Interest income                       474            946
                                   -------       --------
   Total revenues                   57,065         53,679
                                   -------       --------
Costs and expenses:
 Rental operations                  33,436         70,247
 General and administrative         18,000         18,000
 Depreciation and amortization      24,693         23,976
                                   -------       --------
     Total costs and expenses       76,129        112,223
                                   -------       --------
Net loss                         ($ 19,064)     ($ 58,544)
                                  ========       ========

Net loss per limited partnership
 unit                           ($    2.28)    ($    6.99)
                                 =========      =========



The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS IV
                 ---------------------------------
                (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                            Three months ended
                                                March 31,
                                            2004         2003
                                            ----         ----
Cash flows from operating activities:
 Net loss                               ($ 19,064)   ($ 58,544)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization            24,693       23,976
 Changes in assets and liabilities:
  Decrease in restricted cash               5,005        7,273
  Increase in accounts receivable            (813)           0
  (Increase) decrease in other assets      (5,867)       2,722
  (Decrease) increase in accounts
   payable - trade                         (4,370)      24,450
  Increase in accrued expenses              1,263            0
  Increase (decrease) in other
   liabilities                              4,287       (1,429)
  Increase in tenant security deposits        885        2,835
                                         --------     --------
Net cash provided by (used in)
 operating activities                       7,969         (667)
                                         --------     --------
Decrease in cash and cash equivalents       7,969         (667)
Cash and cash equivalents at
 beginning of period                      249,100      307,658
                                         --------     --------
Cash and cash equivalents at end of
 period                                  $257,069     $306,991
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

                DIVERSIFIED HISTORIC INVESTORS IV
                ---------------------------------
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited consolidated financial statements of Diversified Historic Investors IV (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements on Form 10-K/A and notes thereto of the Registrant for the year ended December 31, 2004.

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

          (3)  Results of Operations

               During the first quarter of 2004, Registrant incurred a loss of $19,064 ($2.28 per limited partnership unit) compared to a loss of $58,544 ($6.99 per limited partnership unit) for the same period in 2003.

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


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports

 (a)      Exhibit  Number       Document
          ---------------       --------

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

            31                  General     Partners    Opinion
                                Certification

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