Form 10-Q/A
period 2004-06-30
DIVERSIFIED HISTORIC INVESTORS IV
filed 2006-08-28
CIK 810623

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

                        EXPLANATORY NOTE

Diversified Historic Investors IV (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended
June 30, 2004 containing consolidated financial statements.

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                DIVERSIFIED HISTORIC INVESTORS IV
                ---------------------------------
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets
                             ------

                              June 30, 2004    December 31, 2003
                              --------------   -----------------
                               (Unaudited)


Cash and cash equivalents      $  211,163          $  249,100
Restricted cash                    25,254              26,761
Accounts receivable                 8,078               3,682
Other assets                       12,214              13,048
                               ----------          ----------
                                  256,709             292,591
                               ----------          ----------

Rental properties, at cost:
 Land                              74,324              74,324
 Buildings and improvements     2,246,555           2,246,555
 Furniture and fixtures            77,897              77,897
                               ----------          ----------
                                2,398,776           2,398,776
Less  -  accumulated
 depreciation                  (1,470,427)         (1,420,786)
                               ----------          ----------
                                  928,349             977,990
Cash and cash equivalents         211,163             249,100
Restricted cash                    25,254              26,761
Accounts receivable                 8,078               3,682
Other assets                       12,214              13,048
                               ----------          ----------
       Total                   $1,185,058          $1,270,581
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
                               ==========          ==========


The accompanied notes are an integral part of these financial statements.

                DIVERSIFIED HISTORIC INVESTORS IV
                ---------------------------------
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)



                           Three months             Six months
                          ended June 30,          ended June 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----
Revenues:
 Rental income        $ 51,484     $50,773    $108,074     $103,505
 Interest income           343         842         817        1,788
                      --------     -------    --------     --------
  Total revenues        51,827      51,615     108,891      105,293
Costs and expenses:
 Rental operations      55,251      36,130      88,687      106,376
 General and
  administrative        40,379      12,000      58,379       30,000
 Depreciation and
  amortization          24,948      23,931      49,641       47,907
                      --------     -------    --------     --------
  Total costs and
   expenses            120,578      72,061     196,707      184,283
                      --------     -------    --------     --------
Net loss             ($ 68,751)   ($20,446)  ($ 87,816)   ($ 78,990)
                      ========     =======    ========     ========

Net loss per limited
 partnership unit
                     ($   8.21)   ($  2.44)  ($  10.49)   ($   9.43)
                      ========     =======    ========     ========

The accompanied notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                  -----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                Six months ended
                                                    June 30,
                                               2004          2003
                                               ----          ----
Cash flows from operating activities:
 Net loss                                 ($ 87,816)      ($ 78,990)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization               49,641          47,907
 Changes in assets and liabilities:
 Decrease in restricted cash                  1,507           3,920
 Increase in accounts receivable             (4,395)              0
 Decrease in other assets                       833           5,248
 (Decrease) increase in accounts
  payable - trade                            (4,798)         28,302
 Increase (decrease) in other liabilities     5,406          (1,730)
 Increase (decrease) in tenant
  security deposits                           1,685            (110)
                                           --------        --------
Net cash (used in) provided by
 operating activities                       (37,937)          4,547
                                           --------        --------
(Decrease) increase in cash and cash
 equivalents                                (37,937)          4,547
Cash and cash equivalents at
 beginning of period                        249,100         307,657
                                           --------        --------
Cash and cash equivalents at end of
 period                                    $211,163        $312,204
                                           ========        ========

The accompanied notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                  -----------------------------------
                 (a Pennsylvania limited partnership)


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

          (3)  Results of Operations

              During the second quarter of 2004, Registrant incurred a loss of $68,751 ($8.21 per limited partnership unit) compared to a loss of $20,446 ($2.44 per limited partnership unit) for the same period in 2003. For the first six months of 2004, the Registrant incurred a loss of $87,816 ($10.49 per limited partnership unit) compared to a loss of $78,990 ($9.43 per limited partnership unit) for the same period in 2003.

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