Form 10-Q/A
period 2004-09-30
DIVERSIFIED HISTORIC INVESTORS IV
filed 2006-08-28
CIK 810623

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

                        EXPLANATORY NOTE

Diversified Historic Investors IV (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended
September 30, 2004 containing consolidated financial statements.

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               DIVERSIFIED HISTORIC INVESTORS IV
               ---------------------------------
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                               Assets
                               ------

                              September 30, 2004    December 31, 2003
                              ------------------    -----------------
                                  (Unaudited)

Cash and cash equivalents         $  215,700           $  249,100
Restricted cash                       30,624               26,761
Accounts receivable                   13,076                3,682
Other assets                           1,312               13,048
                                   ---------           ----------
                                     260,712              292,591
Rental properties, at cost:
 Land                                 74,324               74,324
 Buildings and improvements        2,246,555            2,246,555
 Furniture and fixtures               77,897               77,897
                                  ----------           ----------
                                   2,398,776            2,398,776
Less -  accumulated depreciation  (1,495,374)          (1,420,786)
                                  ----------           ----------
                                     903,402              977,990
                                  ----------           ----------
     Total                        $1,164,114           $1,270,581
                                  ==========           ==========

                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Accounts payable - trade          $   6,843           $    8,502
 Accounts payable - real estate tax    4,926                    0
 Other liabilities                    30,009               28,000
 Tenant security deposits             16,295               13,635
                                   ---------           ----------
     Total liabilities                58,073               50,137
Partners' equity                   1,106,041            1,220,444
                                  ----------           ----------
     Total                        $1,164,114           $1,270,581
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

                   DIVERSIFIED HISTORIC INVESTORS IV
                  -----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months            Nine months
                        ended September 30,     ended September 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----
Revenues:
 Rental income         $55,135     $50,665    $163,209     $154,170
 Interest income           269         516       1,086        2,305
                       -------     -------    --------     --------
 Total revenues         55,404      51,181     164,295      156,475
                       -------     -------    --------     --------
Costs and expenses:
 Rental operations      39,043      31,238     127,730      137,615
 General and
  administrative        18,000      24,000      76,379       54,000
 Depreciation and
  amortization          24,948      23,886      74,589       71,793
                       -------     -------    --------     --------
  Total costs
   and expenses         81,991      79,124     278,698      263,408
                       -------     -------    --------     --------
Net loss              ($26,587)   ($27,943)  ($114,403)   ($106,933)
                       =======     =======    ========     ========

Net loss per limited
 partnership unit     ($  3.18)    ($ 3.34)  ($  13.67)   ($  12.77)
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

                   DIVERSIFIED HISTORIC INVESTORS IV
                  -----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Nine months ended
                                               September 30,
                                             2004          2003
                                             ----          ----

Cash flows from operating activities:
 Net loss                                  ($114,403)   ($106,933)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization              74,589        71,793
 Changes in assets and liabilities:
  Increase in restricted cash                (3,864)         (12)
  Increase in accounts receivable            (9,393)           0
  Increase in other assets                   (8,698)      (4,621)
  Increase (decrease) in accounts
   payable - trade                           18,774      (17,475)
  Increase in accounts payable - taxes        4,926        4,803
  Increase in other liabilities               2,009        1,418
  Increase in advances                            0        4,800
  Increase (decrease) in tenant
   security deposits                          2,660         (590)
                                            -------      -------
Net cash used in operating activities       (33,400)     (46,817)
                                            -------      -------
Decrease in cash and cash equivalents       (33,400)     (46,817)
Cash and cash equivalents at
 beginning of period                        249,100      307,658
                                           --------     --------
Cash and cash equivalents at end of period $215,700     $260,841
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

          (3)  Results of Operations

               During the third quarter of 2004, Registrant incurred a loss of $26,587 ($3.18 per limited partnership unit) compared to a loss of $27,943 ($3.34 per limited partnership unit) for the same period in 2003. For the first nine months of 2004, the Registrant incurred a loss of $114,403 ($13.67 per limited partnership unit) compared to a loss of $106,933 ($12.77 per limited partnership unit) for the same period in 2003.

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

ate:   August 28, 2006    DIVERSIFIED HISTORIC INVESTORS IV
        ---------------
                           By: Dover Historic Advisors III,
                               General Partner

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