Form 10-K/A
period 2004-12-31
DIVERSIFIED HISTORIC INVESTORS IV
filed 2006-08-28
CIK 810623

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors IV (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended
December 31, 2004 and 2003 containing consolidated financial statements.

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

              As of December 31, 2004, Registrant owned two properties, one each located in North Carolina and Pennsylvania. In total, the properties contain 22 apartment units. As of December 31, 2004, 18 of the apartment units were under lease at monthly rental rates ranging from $413 to $1,210. Rental of the apartments is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

              The property is managed by BCMI. At December 31, 2004, 12 of the apartment units were under lease (100%) with monthly rents ranging from $895 to $1,210. All leases are renewable, one-year leases. The occupancy for the previous four years 92% for 2003, 92% for 2002, 99% for 2001 and 100% for 2000.
The monthly rental range for the previous four years was $875 to $1,150 during 2003, $850 to $1,125 during 2002, $650 to $1,095 during 2001 and $650 to $925 during 2000. The monthly rental range increased to its present level due to the increase in popularity of the Old City neighborhood in which the property is located, and the sustained ability of the property to be fully occupied (other than transitory vacancies) at increasing monthly rental rates. For tax purposes, the building and land have a federal tax basis of $1,136,277 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $12,694, which is based on an assessed value of $153,600 taxed at a rate of $82.64 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

          (3)  Results of Operations

              During 2004, Registrant incurred a net loss of $136,375 ($16.29.per limited partnership unit) compared to a loss of $126,413 ($15.10 per limited partnership unit) in 2003 and a loss of $116,040 ($13.86 per limited partnership unit) in 2002.

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

             Bad debt expense was $1,346 in 2004, $15,823 in 2003
and  $2,861 in 2002 Bad Debt expense was high in 2003 due to  the
write-off   of  tenant  accounts  receivable  that  were   deemed
uncollectible.

              General and administrative expense was $94,379 in 2004, $72,000 in 2003 and $72,000 in 2002. The increase in general and administrative expense from 2003 to 2004 is due to payment of administrative fees for the years 1997-1998 that had not previously been accrued.

              During 2004, a loss of approximately $36,000 was incurred at the Registrants two properties compared to a loss of approximately $20,000 during 2003 and $11,000 during 2002.

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

Item 8.   Financial Statements and Supplementary Data

                DIVERSIFIED HISTORIC INVESTORS IV
                ---------------------------------
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                AND FINANCIAL STATEMENT SCHEDULES
                ---------------------------------


Consolidated financial statements:                        Page
                                                          ----


 Report of Certified Public Accountants                     10

 Consolidated Balance Sheets at December 31, 2004  and      11
  2003

 Consolidated Statements of Operations for  the  Years      12
  Ended December 31, 2004 , 2003 and 2002

 Consolidated  Statements  of  Changes  in   Partners'      13
  Equity for the Years Ended December 31, 2004, 2003, and 2002

 Consolidated Statements of Cash Flows for  the  Years      14
  Ended December 31, 2004, 2003 and 2002

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

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors IV

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors IV (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2004 and
2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors IV as of December 31, 2004 and 2003 and the results of operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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



Russell Bedford Stefanou Mirchandani, LLP
New York, New York
March 10, 2006

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2004 and 2003

                                Assets
                                ------

                                              2004          2003
                                              ----          ----
Assets:
 Cash and cash equivalents                $  196,245   $  249,100
 Restricted cash                              28,104       26,761
 Accounts receivable                          15,282        3,682
 Other assets                                 16,877       13,047
                                          ----------   ----------
                                             256,508      292,590
Rental properties at cost:
 Land                                         74,324       74,324
 Buildings and improvements                2,246,555    2,246,555
 Furniture and fixtures                       80,869       77,897
                                          ----------   ----------
                                           2,401,748    2,398,776
  Less - accumulated depreciation         (1,520,874)  (1,420,785)
                                          ----------   ----------
                                             880,874      977,991
Total                                     $1,137,382   $1,270,581
                                          ==========   ==========


                Liabilities and Partners' Equity
                --------------------------------

Liabilities:
 Accounts payable - trade                 $    8,074   $    8,502
 Other liabilities                            30,622       28,003
 Tenant security deposits                     14,620       13,635
                                          ----------   ----------
 Total liabilities                            53,316       50,140
Partners' equity                           1,084,066    1,220,441
                                          ----------   ----------
          Total                           $1,137,382   $1,270,581
                                          ==========   ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002

                                      2004         2003         2002
                                      ----         ----         ----
Revenues:
 Rental income                    $215,916     $208,819      $199,638
 Interest income                     1,233        2,792         5,604
                                  --------     --------      --------
  Total revenues                   217,149      211,611       205,242
                                  --------     --------      --------
Costs and expenses:
 Rental operations                 157,711      152,112       151,436
 General and administrative         94,379       72,000        72,000
 Bad debt                            1,346       15,823         2,861
 Depreciation and amortization     100,088       98,089        94,985
                                  --------     --------      --------
  Total costs and expenses         353,524      338,024       321,282
                                  --------     --------      --------
Net loss                         ($136,375)   ($126,413)    ($116,040)
                                  ========     ========      ========

Net loss per limited
 partnership unit
                                 ($  16.29)   ($  15.10)    ($  13.86)
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


                                      Dover
                                    Historic
                                    Advisors     Limited
                                    III (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2001      ($457,443)  $1,920,337     $1,462,894
Net loss                             (1,160)    (114,880)      (116,040)
                                   --------   ----------     ----------
Balance at December 31, 2002       (458,603)   1,805,457      1,346,854
Net loss                             (1,264)    (125,149)      (126,413)
                                   --------   ----------     ----------
Balance at December 31, 2003       (459,867)   1,680,308      1,220,441
Net loss                             (1,364)    (135,011)      (136,375)
                                   --------   ----------     ----------
Balance at December 31, 2004      ($461,231)  $1,545,297     $1,084,066
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

                    DIVERSIFIED HISTORIC INVESTORS IV
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002


                                          2004      2003         2002
                                          ----      ----         ----
Cash flows from operating
 activities:
 Net loss                             ($136,375)   ($126,413) ($116,040)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Depreciation and amortization          100,088       98,089     94,985
Changes in assets and liabilities:
 (Increase) decrease in restricted
  cash                                   (1,343)       1,129     (2,847)
 (Increase) decrease in
  accounts receivable                   (11,600)      14,388          0
 Increase in other assets                (3,829)      (8,047)    (1,612)
 (Decrease) increase in accounts
  payable - trade                          (428)     (10,324)     2,557
  Increase (decrease) in other
   liabilities                            2,619       (2,746)     1,842
  Increase (decrease) in tenant
   security deposits                        985         (987)     2,330
                                       --------     --------   --------
  Net cash used in operating
   activities                           (49,883)     (34,911)   (18,785)
                                       --------     --------   --------
Cash flows from investing
 activities:
  Capital expenditures                   (2,972)     (23,646)    (9,591)
                                       --------     --------   --------
Net cash used in investing activities    (2,972)     (23,646)    (9,591)
                                       --------     --------   --------
Decrease in cash and cash equivalents   (52,855)     (58,557)   (28,376)
Cash and cash equivalents at beginning
 of year                                249,100      307,657    336,033
                                       --------     --------   --------
Cash and cash equivalents at
 end of year                           $196,245     $249,100   $307,657
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

As a result, of the sale of Locke Mill in 2005, the Company made a special allocation of income and distributed the proceeds 1% to the General Partner and 99% to the Limited Partners.

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


NOTE E - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")  purposes  and  for  income  tax  ("tax")  purposes.   A
reconciliation of net loss and partners' equity follows:


                                     For the Years Ended December 31,
                                        2004        2003        2002
                                        ----        ----        ----
Net loss - book                    ($136,375)     ($126,413)   ($116,040)
Excess of book over tax depreciation  18,658         18,539       19,415
Minority interest (tax only)               0              0           70
                                    --------       --------     --------
Net loss - tax                     ($117,717)     ($107,874)   ($ 96,555)
                                    ========       ========     ========


                                     For the Years Ended December 31,
                                        2004        2003        2002
                                        ----        ----        ----
Partners' equity - book           $1,084,069     $1,220,444   $1,346,856
Costs of issuance                  1,077,141      1,077,141    1,077,141
Cumulative tax over book loss        331,343        312,683      294,142
                                  ----------     ----------   ----------
Partners' equity - tax            $2,492,553     $2,610,268   $2,718,139
                                  ==========     ==========   ==========



NOTE F - SUBSEQUENT EVENT
-------------------------

In February 2005, the Partnership sold the 10 condominium units located in Concord, North Carolina to an unrelated party for $275,000.


Note G - Quarterly Financial Data
---------------------------------

     The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:


                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2004
                    ---------------------------------------------------
Revenues:
 Rental income          $52,706         $55,135    $51,484      $56,591
 Interest income            147             269        343          474
                        -------         -------    -------      -------
  Total revenues         52,853          55,404     51,827       57,065
                        -------         -------    -------      -------
Costs and expenses:
 Rental operations       29,981          39,043     55,251       33,436
 Bad debt                 1,346               0          0            0
 General and
  administrative         18,000          18,000     40,379       18,000
 Depreciation and
  amortization           25,499          24,948     24,948       24,693
                        -------         -------    -------      -------
  Total costs and
   expenses              74,826          81,991    120,578       76,129
                        -------         -------    -------      -------
Net loss               ($21,973)       ($26,587)  ($68,751)    ($19,064)
                        =======         =======    =======      =======

Net loss per
 limited
 partnership unit      ($  2.62)       ($  3.18)  ($  8.21)    ($  2.28)
                        =======         =======    =======      =======


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
                        =======         =======    =======     ========

                    SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS IV
                   ---------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
          ------------------------------------------------------

                                   Costs
                                Capitalized
                                 Subsequent
               Initial Cost to      to
               Partnership (b)  Acquisition
              ---------------   -----------


                       Buildings Furniture&            Date
                         and     Fixtures &             of
                       Improve-  Improve-    Total    Constr  Date
Description(a)  Land     ments    ments(d)   (b)(d)     (a)   Acq'd
-------------- ------- ---------- -------- ----------  ----- -------
12 apartment
units in
Phila,PA       $54,000 $1,209,858 $407,649 $1,617,507  1988  5/22/87

10 apartment
units in
Concord, NC     20,324    692,522   17,395    709,917  1988 11/30/88
               ------- ---------- -------- ----------
               $74,324 $1,902,380 $425,044 $2,327,424
               ======= ========== ======== ==========



                           Gross Amount at which Carried at
                                    December 31, 2004
                             --------------------------------

                             Buildings,
                             Furniture &
                             Fixtures &
                                  and
                                Improv-      Total      Accumulated
Description           Land       ments        (d)(e)      Depr (d)(e)
------------          ----     ---------    -------    -------------
12 apartment
units in
Phila, PA            $54,000   $1,617,507   $1,671,507     $1,067,149

10 apartment
units in
North Concord, NC     20,324      709,917      730,241        453,725
                     -------   ----------   ----------     ----------
                     $74,324   $2,327,424   $2,401,748     $1,520,874
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

(D)  Reconciliation of land, buildings and improvements:

                                      2004        2003         2002
                                      ----        ----         ----

Balance at beginning of year       $2,398,776  $2,375,130    $2,365,539
Additions during the year:
 Improvements                           2,972      23,646         9,591
                                   ----------  ----------    ----------
Balance at end of year             $2,401,748  $2,398,776    $2,375,130
                                   ==========  ==========    ==========

Reconciliation of accumulated depreciation:


Balance at beginning of year       $1,420,786  $1,322,697    $1,227,712
Depreciation expense for the year     100,088      98,089        94,985
                                   ----------  ----------    ----------
Balance at end of year             $1,520,874  $1,420,786    $1,322,697
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


Item 14.  Principal Accountant Fees and Services

           The following table presents the aggregate fees billed
for   each  of  the  services  listed  below  for  each  of   the
Registrant's last two fiscal years.

                                             2004        2003
                                             ----        ----


Audit Fees (1) .........................   $ 7,083     $ 7,083
Audit - Related Fees (2) ...............      -           -
Tax Fees (3) ...........................    14,300      14,300
All Other Fees (4) .....................      -           -
                                           -------     -------
Total...................................   $21,383     $21,383
                                           =======     =======

       1. Audit Fees - The audit fees for the year ended December 31,
          2004 and 2003, respectively, were for professional services rendered by RBSM, LLP. The fees represent audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

       2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2004 and 2003, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

       3. Tax Fees - Tax fees as of the years ended December 31, 2004 and 2003, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

       4. All Other Fees - All other fees as of the years ended
          December 31, 2004 and 2003, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                             PART IV
                             -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports

             1.   Financial Statements:

                  a. Condensed Consolidated  Balance Sheets at
                     December 31, 2004 and 2003

                 b. Consolidated  Statements of Operations for
                    the Years Ended December 31, 2004 and 2003 and 2002.

                 c. Consolidated  Statements of Changes in
                    Partners' Equity for the Years Ended
                    December 31, 2004 and 2003 and 2002.

                 d. Consolidated Statements of Cash Flows for the
                    Years Ended December 31, 2004 and 2003 and 2002.

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